Form 10QSB
period 2006-02-28
Unibio, Inc.
filed 2006-05-12
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 333-131651

Unibio Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3702 South Virginia Street, #G12-401, Reno, NV 89502
(Address of principal executive offices)

(778) 859-3185
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 common shares as of February 28, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2006 are not necessarily indicative of the results that can be expected for the full year.

UNIBIO INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

UNIBIO INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
(Unaudited)

	February 28, 2006	November 30, 2005

ASSETS

Current
Cash and equivalents	$25,918	$25,961
Prepaid expenses	-	14,000

Total assets	$25,918	$39,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$8,375	$5,000

Total current liabilities	8,375	5,000

Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,000,000 common shares	2,000	2,000
Additional paid-in capital	38,000	38,000
Donated capital (Note 4)	6,500	5,000
Deficit accumulated during the development stage	(28,957)	(10,039)

Total stockholders’ equity	17,543	34,961

Total liabilities and stockholders’ equity	$25,918	$39,961

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three month period ended February 28, 2006	February 2, 2005 (Date of Inception) to February 28, 2005	February 2, 2005 (Date of Inception) to February 28, 2006

ADMINISTRATION EXPENSES
Bank charges and interest	$43	$-	$82
Office and general	1,500	-	6,500
Professional fees	17,375	-	22,375

Loss for the period	$(18,918)	$-	$(28,957)

Basic and diluted loss per share	$(0.01)	$-

Weighted average number of shares outstanding shares outstanding	2,000,000	-

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Donated	Development
	Number	Amount	Capital	Capital	Stage	Total

Balance, February 2, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.02 per share, August 20, 2005	2,000,000	2,000	38,000	-	-	40,000

Donated capital	-	-	-	5,000	-	5,000

Loss for the period	-	-	-	-	(10,039)	(10,039)

Balance, November 30, 2005	2,000,000	2,000	38,000	5,000	(10,039)	34,961

Donated capital	-	-	-	1,500	-	1,500

Loss for the period	-	-	-	-	(18,918)	(18,918)

Balance, February 28, 2006 (unaudited)	2,000,000	$2,000	$38,000	$6,500	$(28,957)	$17,543

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Three month period ended February 28, 2006	February 2, 2005 (Date of Inception) to February 28, 2005	February 2, 2005 (Date of Inception) to February 28, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(18,918)	$-	$(28,957)

Adjustments to reconcile net loss to net cash used by operating activities
Donated services	1,500	-	6,500
Decrease in prepaid expenses	14,000	-	-
Increase in accounts payable and accrued liabilities	3,375	-	8,375

Net cash used in operating activities	(43)	-	(14,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	40,000

Net cash provided by financing activities	-	-	40,000

Increase (decrease) in cash during the period	(43)	-	25,918

Cash beginning of period	25,961	-	-

Cash end of period	$25,918	$-	$25,918
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
FEBRUARY 28, 2006

1.    NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company as it has not generated revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $28,957 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management plans to raise additional funds through equity financing and advances from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements from the initial period ended November 30, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

2.    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
FEBRUARY 28, 2006

2.    SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Development Stage Company

The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company is in the business of developing biotech products in China.

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, due to related parties, and accounts payable and accrued liabilities, approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value amounts due to related parties is not determinable as they have no specific terms of repayment.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 - "Accounting for Income Taxes" (“SFAS No. 109”). SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Stock-based Compensation

On December 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25,

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars) (Unaudited)
FEBRUARY 28, 2006

2.    SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Stock-based Compensation (cont’d…)

Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on December 1, 2005 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to December 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

To February 28, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
FEBRUARY 28, 2006

2.    SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

3.    COMMON STOCK

On August 20, 2005, the Company issued 2,000,000 shares of common stock at a price of $0.02 per share for total proceeds of $40,000 of which 1,100,000 were issued to directors.

 Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

4.    RELATED PARTY TRANSACTIONS

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Three months ended February 28, 2006	February 2, 2005 (Date of Inception) to February 28, 2005

Office and general	$1,500	$-

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
FEBRUARY 28, 2006

5.    INCOME TAXES

At February 28, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $29,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2025. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

Our primary objective in the next twelve months will be to complete development of our proposed gene containment technology, establish our marketing plan, commence an advertising campaign for our proposed technology, and employ our first sales force for direct sales of our proposed products in China.

Our Proposed Gene Containment Technology

We are in the business of developing a technology for confining the proliferation of genetically modified crops by eliminating their viable seeds and/or pollen. Our molecular biotechnology uses a two-component system for confining the spread of genetically modified crops, such as rice, corn, canola, soybean, and others. We are still working on developing this technology and are currently undergoing DNA testing. Although the methods we are establishing should apply to all crops, we have not yet field tested our technology or demonstrated its effectiveness on any crops. Thus, it is our belief, still yet unproven, that this technology can be used for limiting the production of certain types of seeds and/or pollen and making such nonviable. If effective, our technology will work in stems and leaves and actually prevent plants from seeding or pollinating.

This technology is expected to offer a number of advantages. First, we believe our technology will have a broad range of acceptance for those bio-agricultural companies that are in the business of gene-enhancement research. There exists the possibility of the novel industrial or pharmaceutical molecules produced in genetically modified plants, or components derived from them, contaminating the environment and food chains. If genes from modified crops flow from cultivated crops into the wild, they have the potential to turn wild populations into aggressive weeds. This process is known as gene contamination. With our technology, we believe the potential gene contamination from crops and molecules that they produce will be effectively isolated and contained. Since our proposed technology is expected to confine the spread of genetically modified crops, it may also mitigate some environmental and regulatory concerns regarding the spread of certain types of field crops.

Second, developers are concerned about securing the intellectual property derived from genetically altered crops. Farmers usually get the transgenic plant seeds from the plants purchased the season prior. In certain instances, developers want to prevent seed reproduction in their altered crops that would otherwise get into the hands of farmers free of charge.

Our Research and Development Plan

Our Chief Technology Officer and Director, Dr. Jianhua Xue, has conducted numerous experiments of key importance that will form the basis of our proposed gene containment system. Dr. Xue has been a long time researcher of gene contamination and has been diligently researching and testing numerous ways of preventing gene contamination. However, we have not yet completed the development of our gene containment system, which we expect may be commercially available in early to mid 2007.

Our research and development of the next 12 months will consist of the following:

1.	Identify plant genes that cause sterility or lethality that could interfere with development of reproduction or seed formation and/or germination.

2.	Identify genes that cause Cleistogamy- (self-pollination and fertilization as with flowers unopened)

3.	Identify Temporal and tissue-specific promoter

4.	Test the gene expression level using various Transcription Factors and optimize the expression of individual genes.

5.	Test the gene expression level using various promoters and optimize the expression of the individual genes.

Our experiments require Arabidopsis (a kind of plant which has a short life cycle, easy transformation methods and high efficiency for testing), standard molecular biology lab equipment, plant materials, special confocal microscopes, plant growth chambers, a green house, a digital camera, computers, etc.

The time frame for each experiment includes plant transformation (generation T0) and 2nd and 3rd generation (T1, T2) and homozygous plant confirmation, and phenotype recording.

As at February 28, 2006, we have not spent any money on research and development. Much of the work in this area has been provided by Dr. Xue free of charge. To remain competitive in the gene containment industry, however, we must continue to develop highly effective and efficient key components to build on the initial research activities conducted by Dr. Xue. This will entail research and development expenses around $25,000 in 2006. We do not already have the necessary funds for these expenditures. We plan to either raise these needed funds from investors or borrow from existing directors to cover our projected research and development expenses.

Our Employees

Our President Mr. Dianxiang Wu, and our Vice President Dr. Jianhua Xue, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research and each work about 10 to 20 hours per week to meet our needs. Because of the specialized nature of our core theory, our two employees have Ph.D. and Master degrees. The loss of either of our highly skilled employees would be detrimental to our business. We currently have no other employees. We expect that we will only increase our number of employees by one person during the next twelve months.

Our Marketing Plan

We anticipate that, in time, the primary source of revenues for our business model will be the license fees paid by business enterprises for the use of our proposed gene containment system. We anticipate that we will negotiate with each of our future customers individually and we will charge our future customers depending on the applications required and the size of the user group. We also anticipate that we may receive compensation for professional services such as customized design and development of our proposed gene containment system. Currently, we do not have any customers as our gene containment system is not yet fully developed.

We plan to establish customer and partner relationships in China once our proposed gene containment system is fully developed. We expect that the international market for our proposed gene containment system will grow, and we intend to expand our presence in strategic international markets in response. To address a potential global opportunity, we may hire sales, service and support personnel locally to establish new relationships with biotech companies abroad.

The following sets out the timeline of our proposed operations:

1.	Develop a demonstration of our proposed gene containment system by late 2006 to early 2007. This will allow users to see the results of the gene containment technology and determine its effectiveness.

2.
Develop the complete and commercial version of our proposed gene containment system by early to mid 2007. This will be the completed version of gene containment system, which will be marketed to potential customers in China. Commence an advertising campaign for our proposed gene containment system following its development.

3.	Commence development of prospects for customized gene containment systems based on our gene containment technology by late 2007.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

Liquidity and Capital Resources

As of February 28, 2006, we had $25,918 in cash. We anticipate that our total operating expenses will be approximately $78,000 for the next twelve months. This includes our estimated expenses as follows:

•	$4,000 in travel expenses;

•	$25,000 in research and development expenses;

•	$8,000 in further development of our software for the next twelve months;

•
$4,000 estimated in the promotion of our fingerprint recognition technology and building access control systems through traditional advertising media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail and internet banner advertising for the next twelve months;

•	$2,000 estimated for negotiating with component parts suppliers for our products;

•	$10,000 for our audit fees for the next twelve months;

•	$10,000 estimated for legal and organization fees for the next twelve months; and

•	$15,000 estimated for working capital for the next twelve months.

We will need to raise additional capital to continue our operations. We plan to raise funds by borrowing from our officers and directors and through private placements. Our officers and directors have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when we require additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

Results of Operations

Overview - February 2, 2005 (date of inception) to February 28, 2006

From the date of our incorporation in the State of Nevada on February 2, 2005 to February 28, 2006, we generated no revenue. Our operating activities during this period consist primarily of developing gene containment technology.

From February 2, 2005 (date of inception) to November 30, 2005

For the period from February 2, 2005 to our fiscal year end in November 30, 2005 we generated no revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from February 2, 2005 to November 30, 2005 was $5,000;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from February 2, 2005 to November 30, 2005 was $39;

•	Other operating expenses, which consist primarily of office and general expenses incurred by our company during the period from February 2, 2005 to November 30, 2005, were $5,000.

From December 1, 2005 to February 28, 2006

For the period from December 1, 2005 to February 28, 2006, we generated no revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing the company. The amount incurred and accrued by our company during the period from December 1, 2005 to February 28, 2006 was $17,375;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from December 1, 2005 to February 28, 2006 was $43;

•	Other operating expenses, including rent and management fees for the period from December 1, 2005 to February 28, 2006 were $1,500.

We incurred a loss of $18,918 from December 1, 2005 to February 28, 2006. We incurred a loss of $28,957 from February 2, 2005 to February 28, 2006. Our losses have been attributable entirely to operating expenses.

Off Balance Sheet Arrangements

As of February 28, 2006, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. As of February 28, 2006, we have not yet achieved profitable operations and have accumulated a deficit of $28,957 since inception. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Management plans to raise additional funds through equity financing and advances from directors.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Dianxiang Wu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unibio Inc.

Date:	May 12, 2006

By: /s/ Dianxiang Wu Dianxiang Wu Title: President, CEO, Principal Financial Officer and Director