Form 10QSB
period 2006-03-31
Unibio, Inc.
filed 2006-07-17
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 common shares as of May 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of May 31, 2006 and November 30, 2006;
F-2	Statements of Operations for the three and six months ended May 31, 2006 and 2005, and period from February 2, 2005 (Inception) to May 31, 2005 and 2006;
F-3	Statement of Stockholders’ Equity for period from February 2, 2005 (Inception) through May 31, 2006;
F-4	Statements of Cash Flows for the six months ended May 31, 2006 and 2005, and period from February 2, 2005 (Inception) to May 31, 2005 and 2006; and
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

 UNIBIO INC.
 (A Development Stage Company)
 BALANCE SHEETS
 (Stated in US Dollars)
 (Unaudited)

	May 31, 2006	(Audited) November 30, 2005

ASSETS

Current
Cash	$15,519	$25,961
Prepaid expenses	-	14,000

Total assets	$15,519	$39,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$9,244	$5,000

Total current liabilities	9,244	5,000

Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,000,000 common shares	2,000	2,000
Additional paid-in capital	38,000	38,000
Donated capital (Note 4)	8,000	5,000
Deficit accumulated during the development stage	(41,725)	(10,039)

Total stockholders’ equity	6,275	34,961

Total liabilities and stockholders’ equity	$15,519	$39,961

  Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three month period ended May 31, 2005	February 2, 2005 (Date of Inception) to May 31, 2005	Three month period ended May 31, 2006	Six month period ended May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2006

ADMINISTRATION EXPENSES
Bank charges and interest Bank charges and interest	$-	$-	$24	$67	$106
Office and general	1,500	1,500	1,500	3,000	8,000
Professional fees Professional fees	-	-	11,244	28,619	33,619

Loss for the period	$(1,500)	$(1,500)	$(12,768)	$(31,686)	$(41,725)

Basic and diluted loss per share	$-	$-	$(0.01)	$(0.02)

Weighted average number of shares outstanding shares outstanding	-	-	2,000,000	2,000,000

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Total

Balance, February 2, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.02 per share, August 20, 2005	2,000,000	2,000	38,000	-	-	40,000

Donated capital	-	-	-	5,000	-	5,000

Loss for the period	-	-	-	-	(10,039)	(10,039)

Balance, November 30, 2005	2,000,000	2,000	38,000	5,000	(10,039)	34,961

Donated capital	-	-	-	3,000	-	3,000

Loss for the period	-	-	-	-	(31,686)	(31,686)

Balance, May 31, 2006 (unaudited)	2,000,000	$2,000	$38,000	$8,000	$(41,725)	$6,275

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	February 2, 2005 (Date of Inception) to May 31, 2005	Six month period ended May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,500)	$(31,686)	$(41,725)

Adjustments to reconcile net loss to net cash used by operating activities
Donated services	1,500	3,000	8,000
Decrease in prepaid expenses	-	14,000	-
Increase in accounts payable and accrued liabilities	-	4,244	9,244

Net cash used in operating activities	-	(10,442)	(24,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	40,000

Net cash provided by financing activities	-	-	40,000

Increase (decrease) in cash during the period	-	(10,442)	15,519

Cash beginning of period	-	25,961	-

Cash end of period	$-	$15,519	$15,519
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
May 31, 2006

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005. The Company is in the business of developing biotech products in China. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $41,725. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year and may raise additional funds through equity financing or advances from directors.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended November 30, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs
Costs of start-up activities, including organizational costs, are expensed as incurred.

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
May 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Development Stage Company
The Company is in the development stage. Since its formation, the Company has not yet realized any revenues from its planned operations. The Company’s business plan is to develop biotech products in China.

Financial Instruments
The fair value of the Company's financial instruments, consisting of cash, and accounts payable and accrued liabilities approximate their carrying value based upon the immediate or short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes
The Company has adopted Statements of Financial Accounting Standards (“SFAS”) No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006, the Company had no dilutive financial instruments, as a result diluted loss per share is equal to basic loss per share.

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
May 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

Stock-based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted SFAS No. 123R on February 1, 2006. As the Company has never granted any stock options the adoption of this accounting policy had no effect on its financial position or results of operations.

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

UNIBIO INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
May 31, 2006

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

4. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Six months ended May 31, 2006	February 2, 2005 (Date of Inception) to May 31, 2005

Office and general	$ 3,000	$ 1,500

5. INCOME TAXES

At May 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $41,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

As at May 31, 2006, we have not spent any money on research and development. Much of the work in this area has been provided by Dr. Xue free of charge. To remain competitive in the gene containment industry, however, we must continue to develop highly effective and efficient key components to build on the initial research activities conducted by Dr. Xue. This will entail research and development expenses around $25,000 in 2006. We do not already have the necessary funds for these expenditures. We plan to either raise these needed funds from investors or borrow from existing directors to cover our projected research and development expenses.

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

Liquidity and Capital Resources

As of May 31, 2006, we had $15,519 in cash. We anticipate that our total operating expenses will be approximately $78,000 for the next twelve months. This includes our estimated expenses as follows:

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

We will need to raise additional capital to continue our operations. We will obtain additional funding by borrowing from our officers and directors and through private placements. Our officers and directors have agreed to contribute, prior to seeking financing by private placement, up to $50,000 as loans without interest when we require additional funding. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected, and we may be forced out of business or required to engage in other lines of business to attract investment captial..

Results of Operations

Overview - February 2, 2005 (date of inception) to May 31, 2006

From the date of our incorporation in the State of Nevada on February 2, 2005 to May 31, 2006, we had not generated any revenue. Our operating activities during this period consist primarily of developing gene containment technology.

From February 2, 2005 (date of inception) to November 30, 2005

For the period from February 2, 2005 to our fiscal year end in November 30, 2005 we had generated $0 in revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees for the year-end audit and legal fees paid by us regarding securities advice and organizing our company. The amount incurred and accrued by our company during the period from February 2, 2005 to November 30, 2005 was $16,422;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from February 2, 2005 to November 30, 2005 was $385;

•	Other operating expenses, which consist primarily of office and general expenses incurred by our company during the period from February 2, 2005 to November 30, 2005, were $3,500.

From December 1, 2005 to May 31, 2006

For the period from December 1, 2005 to May 31, 2006 we had generated $0 in revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees and legal fees paid by us regarding securities advice and organizing our company. The amount incurred and accrued by our company during the period from December 1, 2005 to May 31, 2006 was $28,619;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from December 1, 2005 to May 31, 2006 was $67;

•	Other operating expenses, including rent and management fees for the period from December 1, 2005 to May 31, 2006 were $3,000.

From March 1, 2006 to May 31, 2006

For the period from March 1, 2006 to May 31, 2006 we had generated $0 in revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees and legal fees paid by us regarding securities advice and organizing our company. The amount incurred and accrued by our company during the period from March 1, 2006 to May 31, 2006 was $11,244;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from March 1, 2006 to May 31, 2006 was $24;

•	Other operating expenses, including rent and management fees for the period from March 1, 2006 to May 31, 2006 were $1,500.

We incurred a loss of $31,686 from December1, 2005 to May 31, 2006. We incurred a loss of $41,725 from February 2, 2005 to May 31, 2006. Our losses have been attributable entirely to operating expenses.

Off Balance Sheet Arrangements

As of May 31, 2006, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. As of May 31, 2006, we have not yet achieved profitable operations and have accumulated a deficit of $41,725 since inception. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Management plans to raise additional funds through equity financing and advances from directors.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Dianxiang Wu. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2006.

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

Unibio Inc.

Date:	July 13, 2006

By: /s/ Dianxiang Wu Dianxiang Wu Title: President, CEO, Principal Financial Officer and Director