Form 10QSB
period 2006-08-31
GoFish Corp.
filed 2006-10-05
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-131651

GOFISH CORPORATION (FORMERLY UNIBIO INC.)

(Exact name of Registrant as specified in its charter)

Nevada	Applied For
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

88 WEST 44TH AVENUE
VANCOUVER, BRITISH COLUMBIA, V5Y 2V1
CANADA	Telephone: (604) 738-0540
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

We had a total of 2,000,000 shares of common stock issued and outstanding at October 5, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements
Item 2	Plan of Operation
Item 3	Controls and Procedures

PART II - OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

GOFISH CORPORATION
(formerly Unibio Inc.)

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2006

(Stated in US Dollars)

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)
(Unaudited)

	August 31, 2006	November 30, 2005

ASSETS

Current
Cash and equivalents	$-	$25,961
Prepaid expenses	-	14,000

Total assets	$-	$39,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$15,643	$5,000

Total current liabilities	15,643	5,000

Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
2,000,000 common shares	2,000	2,000
Additional paid-in capital	38,000	38,000
Donated capital (Note 4)	9,500	5,000
Deficit accumulated during the development stage	(65,143)	(10,039)

Total stockholders’ equity	15,643	34,961

Total liabilities and stockholders’ equity	$-	$39,961

Nature and continuance of operations (Note 1)
Subsequent events (Note 6)

The accompanying notes are an integral part of these interim financial statements

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three month period ended August 31, 2005	Three month period ended August 31, 2006	February 2, 2005 (Date of Inception) to August 31, 2005	Nine month period ended August 31, 2006	February 2, 2005 (Date of Inception) to August 31, 2006

ADMINISTRATION EXPENSES
Bank charges and interest	$-	$12	$-	$79	$118
Office and general	1,500	1,500	3,000	4,500	9,500
Professional fees	-	21,906	-	50,525	55,525

Loss for the period	$(1,500)	$(23,418)	$(3,000)	$(55,104)	$(65,143)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these interim financial statements

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Stated in US Dollars)
(Unaudited)

	Common Shares
	Number	Amount	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Total

Balance, February 2, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.02 per share, August 20, 2005	2,000,000	2,000	38,000	-	-	40,000

Donated capital	-	-	-	5,000	-	5,000

Loss for the period	-	-	-	-	(10,039)	(10,039)

Balance, November 30, 2005 (audited)	2,000,000	2,000	38,000	5,000	(10,039)	34,961

Donated capital	-	-	-	4,500	-	4,500

Loss for the period	-	-	-	-	(55,104)	(55,104)

Balance, August 31, 2006 (unaudited)	2,000,000	$2,000	$38,000	$9,500	$(65,143)	$15,643

The accompanying notes are an integral part of these interim financial statements

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	February 2, 2005 (Date of Inception) to August 31, 2005	Nine month period ended August 31, 2006	February 2, 2005 (Date of Inception) to August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(3,000)	$(55,104)	$(65,143)

Adjustments to reconcile net loss to net cash used by operating activities
Donated services	3,000	4,500	9,500
Decrease in prepaid expenses	-	14,000	-
Increase in accounts payable and accrued liabilities	-	10,643	15,643
Net cash used in operating activities	-	(25,961)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	40,000

Net cash provided by financing activities	-	-	40,000

Decrease in cash during the period	-	(25,961)	-

Cash, beginning of period	-	25,961	-

Cash, end of period	$-	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2005 and changed its name from Unibio Inc. to GoFish Corporation, effective September 14, 2006. The Company was in the business of developing biotech products in China. From and after September 14, 2006, the Company exited their prior business and is now exploring potential targets for a business combination through a purchase of assets, share purchase or exchange, merger or similar type of transaction. The Company is considered to be a development stage company and has not generated any revenues from operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2006, the Company has not yet achieved profitable operations and has accumulated a deficit of $65,143. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management believes that the Company will need to raise capital to continue its operations. The Company will obtain additional funding by borrowing funds from its directors and officers of up to $50,000, or a private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended November 30, 2005 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

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

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

2. SIGNIFICANT ACOUNTING POLICIES (cont’d…)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organizational and Start-up Costs
Costs of start-up activities, including organizational costs, are expensed as incurred.

Development Stage Company
The Company is in the development stage. Since its formation, the Company has not yet realized any revenues.

Financial Instruments
The fair value of the Company's financial instrument consists of accounts payable and accrued liabilities, approximate their carrying value based upon the immediate or short-term maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

Basic and Diluted Loss Per Share
In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company had no dilutive financial instruments, as a result diluted loss per share is equal to basic loss per share.

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

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

GOFISH CORPORATION (formerly Unibio Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)
August 31, 2006

3. COMMON STOCK (cont’d…)

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

4. DONATED CAPITAL

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to directors of the Company for administrative services and rent of office premises, valued at $500 per month, as follows:

	Nine months ended August 31, 2006	February 2, 2005 (Date of Inception) to August 31, 2005

Office and general	$4,500	$3,000

5. INCOME TAXES

At August 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $65,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

6. SUBSEQUENT EVENTS

Subsequent to August 31, 2006, the Company entered into the following transactions:

a)
On September 14, 2006, the Company declared a 8.33 for 1 forward stock split in the form of a dividend. The record date for the stock dividend will be October 6, 2006 and the payment date October 9, 2006.

b)
On September 14, 2006, the Company Amended (the “Amendment”) its Articles of Incorporation. Pursuant to the Amendment, the Company increased its authorized capital stock from 75,000,000 shares of common stock with a par value of $0.001, to 300,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Item 2. Plan of Operation.

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

Plan of Operation

We are a development stage company and have generated no revenue since our inception, February 2, 2005. We are a “shell” company that has no specific business plan or purpose other than to engage in a merger or acquisition. We will attempt to locate and negotiate with an operating business entity for the combination of that target with us. The combination will most likely take for form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target will want to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or 368 of the Internal Revenue Code of 1986, as amended.

During the period from inception through September 14, 2006, we were focused on developing a technology for confining the proliferation of genetically modified crops by eliminating their viable seeds and/or pollen. From and after September 14, 2006, we exited our prior business and our business plan now consists of exploring potential targets for a business combination with us through a purchase of assets, share purchase or exchange, merger or similar type of transaction. Although we are currently engaged in discussions with GoFish Technologies, Inc. regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Results of Operations

Overview - February 2, 2005 (date of inception) to August 31, 2006

From the date of our incorporation in the State of Nevada on February 2, 2005 to August 31, 2006, we had not generated any revenue. Our operating activities during this period consist primarily of developing gene containment technology.

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

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from February 2, 2005 to November 30, 2005 was $39; and

•	Other operating expenses, which consist primarily of office and general expenses incurred by our company during the period from February 2, 2005 to November 30, 2005, were $5,000.

From December 1, 2005 to August 31, 2006

For the period from December 1, 2005 to August 31, 2006 we had generated $0 in revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees and legal fees paid by us regarding securities advice and organizing our company. The amount incurred and accrued by our company during the period from December 1, 2005 to August 31, 2006 was $50,525;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from December 1, 2005 to August 31, 2006 was $79; and

•	Other operating expenses, including rent and management fees for the period from December 1, 2005 to August 31, 2006 were $4,500.

From May 31, 2006 to August 31, 2006

For the period from May 31, 2006 to August 31, 2006 we had generated $0 in revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into three categories:

•
Professional fees that consist primarily of accounting and auditing fees and legal fees paid by us regarding securities advice and organizing our company. The amount incurred and accrued by our company during the period from May 31, 2006 to August 31, 2006 was $21,906;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from May 31, 2006 to August 31, 2006 was $12; and

•	Other operating expenses, including rent and management fees for the period from May 31, 2006 to August 31, 2006 were $1,500.

We incurred a loss of $55,104 from December1, 2005 to August 31, 2006. We incurred a loss of $65,143 from February 2, 2005 to August 31, 2006. Our losses have been attributable entirely to operating expenses and professional fees.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. As of August 31, 2006, we have not yet achieved profitable operations and have accumulated a deficit of $65,143 since inception. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

It is imperative that we raise sufficient capital to satisfy our cash requirements until we can complete a business combination with a target company which may result in our becoming a going concern. There is no guarantee that we will be able to complete such a transaction within the next 12 months, if at all or that such a transaction will result in our becoming a going concern. In the meantime, we are dependent upon advances from its principal shareholders to satisfy all of its financial requirements. No shareholder has made any commitment to provide such financing. There can be no assurance that we will be able to raise any additional financing, or that financing opportunities, if any, which it may encounter will be on terms favorable to us. During the period ended August 31, 2006 and for future periods, we will, at a minimum, incur expenses related to compliance with applicable regulatory and financial reporting requirements, which will include but not be limited to professional fees and financial printing fees. We will also incur costs in connection with the review, analysis and completion of any potential transactions. We do not expect significant revenue or cash flows from operations until a potential transaction is completed, if at all.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) within the 90-day period prior to the filing of this Form 10-QSB. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Stephen B. Jackson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

On September 14, 2006, our previous officers resigned and Stephen B. Jackson became our sole officer and is acting as our principal executive and accounting officer. We do not expect that this change will have a material adverse impact on our internal control as we have had minimal expenditures and no revenues to date and as our new management has implemented additional disclosure controls and procedures to comply with the requirements of the Exchange Act.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

As of September 14, 2006, we sought and obtained the written consent, in lieu of a meeting of shareholders, from the holders of 1,100,000 shares of our common stock, constituting 55% of the outstanding voting power of our common stock, (i) adopting our 2006 Stock Option Plan and (ii) approving an amendment to our Articles of Incorporation which:

•	Changed our name to GoFish Corporation; and

•
Increased our capitalization from 75,000,000 shares of common stock, par value $0.001 per share, to 310,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Item 5. Other Information

As previously reported, on September 14, 2006, our Board of Directors declared an 8.3333334 for 1 forward stock split in the form of a dividend. The record date for the stock dividend was October 6, 2006, and the payment date was October 9, 2006.

Item 6. Exhibits

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer (1)
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer (2)

(1)	Included in Exhibit 31.1 filed herewith
(2)	Included in Exhibit 32.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOFISH CORPORATION (FORMERLY UNIBIO INC.)

Date: October 5, 2006	By:	/s/ Stephen B. Jackson
Name: Stephen B. Jackson Title: President and Chief Executive Officer