Form 10KSB
period 2006-12-31
GoFish Corp.
filed 2007-04-17
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _____________

Commission file number: 333-131651

GoFish Corporation
(Name of small business issuer in its charter)

Nevada	20-2471683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Third Street, Suite 260
San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)

(415) 738-8705
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Issuer’s revenues for the fiscal year ended December 31, 2006 were $25,779.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the OTC Bulletin Board on April 12, 2007, was approximately $76,891,000. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of April 12, 2007 was 24,130,285 shares.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. This Annual Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the publicly available documents that we have filed with filed with the Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

GoFish Corporation (the “company,” “GoFish,” “we,” or “our”) is a rapidly growing company in the emerging online video marketplace. On our website at http://www.gofish.com, we operate an Internet Video Network (“the GoFish Network”) that showcases original, Made-for-Internet (“MFI”) programming developed by both amateur and professional video producers. Our expanding distribution network provides a platform for advertisers and talented content creators to reach our community of online video consumers. The first publicly traded consumer facing company in the sector, GoFish is a destination on the Web where millions of people come from around the world to watch, create, upload and share online video entertainment.

We are principally devoted to operating an Internet Video Network that allows users to participate in the viewing and production of short-form video content (“online video” or “Internet video”). GoFish has successfully built technology and a series of online applications to address one of the fastest growing consumer trends in society today. The distribution and consumption of video programming over the Internet in both the United States and worldwide has increased dramatically during the past 36 months, and we believe that GoFish has been both a beneficiary of and a contributor to that growth. According to a recent study by Ipsos Insight, by the end of 2006, 58% of Americans age 12 or older with Internet access (approximately 100 million people) had streamed some form of video content online. Up to this point, the majority of this streaming video content has been from user-generated video sites - an estimated 60% of all Internet video traffic in 2006 (according to HitWise). We have operated the GoFish website since spring 2005, and users of our site have streamed tens of millions of videos since our inception.

We believe we are an innovative leader in the online video market. Our network provides a platform for amateur and professional video producers to reach a vast audience, build a fan base, and monetize their content. The uniqueness of our platform resides in the type and quality of original content we feature to our user community, and the opportunities we provide to individual online video producers to allow their products to be showcased and promoted through our Network.

Our emphasis is on the development of a wide variety of original, Made-for-Internet programming that incorporates elements of both professionally produced and user-generated content, which we believe will generate revenues from multiple forms of online advertising. This offers consumers a more immersive and open-ended form of entertainment that will attract high-quality video producers, while fulfilling the tangible requirements of major advertisers and sponsors who are actively re-allocating greater percentages of their ad budgets to online video.

Our principal offices are currently located at 500 Third Street, Suite 260, San Francisco, California 94107, and our telephone number is (415) 738-8706. Our website address is http://www.gofish.com.

Our Strategy

We are witnessing a transformation of the Internet as a form of media, evolving from a two-dimensional, text-based interface to one that is heavily populated by videos, pictures, graphics, and forms of interactive entertainment. Technological improvements continue to facilitate Internet usage by a growing percentage of the general population, and online video has emerged as a key form of communication, entertainment, and interactivity. We believe that the Internet’s open infrastructure and its functionality as a social network are enabling online video to gradually bring about the democratization of media. As an open distribution platform, the Internet has disrupted the traditional relationships between content creators and consumers. Instead of television networks or film studios acting as arbiters of content dissemination, the Internet has delivered real disintermediation and enabled content creators to interface directly with consumers on a massive scale. As a result, we believe traditional media has lost its exclusive capability to control or dictate public tastes and to be the sole supplier of successful entertainment franchises to consumers.

Our strategy is to develop an Internet Video Network that creates original, Made-for-Internet programming. This new form of video entertainment will capitalize on the unique tenets of the Internet as an interactive media, and will enable us to create premium video ad inventory that we believe will be in high demand from advertisers looking to tap the online video market. According to industry studies, the online video market is capturing less than 1% of the $70 billion in ad dollars spent on the television industry. As the consumption of video through the Internet continues to escalate, we believe an accompanying shift in ad dollars will occur. Because of the interactive qualities of our MFI product, we believe we can provide advertisers with a premium form of sponsorship that integrates the depth of user engagement inherent to the programming and the targeting functionality made possible through the medium. We believe our Network’s MFI programming can be monetized at a much higher rate than traditional graphical and text based advertising on other UGV sites.

As discussed further below, the three fundamental value drivers that we believe to be essential to our strategy are as follows:

•	MFI programming;

•	expansion of the GoFish Network; and

•	effective monetization.

MFI Programming

User-generated video content has become a widespread cultural phenomenon from the standpoint of consumer behavior. User-generated refers to videos that are produced or influenced by users as opposed to traditional content creators. The challenge with user-generated video is that it does not address the fundamental needs of major advertisers and sponsors who require editorial relevance, the ability to plan campaigns months in advance, a guaranteed number of advertising impressions, safety and protection of brand affiliation with inappropriate or copyrighted content, and the ability to track return on investment as they deploy advertising dollars across this new and fast growing sector.

Our unique solution is to facilitate the creation of a form of online video programming that simultaneously engages the consumer base while addressing the fundamental requirements of advertisers and sponsors. This is done by producing video programming that creates the context and construct for a show that inspires both the participation of amateur creators and the involvement of the consumer audience. This enables us as the programming directors to harness the energy of our user community while simultaneously producing the show in a manner that generates premium advertising inventory. We have dubbed this form of online video MFI, or “Made-for-Internet” programming. We believe that MFI has the potential to be monetized at a significantly higher rate than general user-generated video and therefore represents a significant business opportunity.

Integral to the characteristics of MFI are its immersive and highly interactive components that foster deep community interrelationships and viral marketing of the video content. To facilitate the design, development and deployment of MFI programming, we operate a division within GoFish that is responsible for identifying, recruiting, and managing key partnerships with individuals or groups that have a proven track record of consistently producing video content that meets these requirements. We seek to collaborate, cultivate and promote the more avid and talented video producers on GoFish, and have witnessed a number of content creators who, through our site, have exhibited extraordinary passion and determination in creating their own original programs.  We are in the business of helping these talented creators rise above the noise level of the average user-generated content creator, and assisting them in building an audience, promoting their videos, and monetizing their products by pairing them with sponsors. Through these sponsorships, we are able to address the needs of major advertisers and brands that require editorial relevance, the ability to plan and execute campaigns, and the ability to track return on investment.

To date, we have successfully launched a number of MFI programs including:

•
America’s Dream Date™ - Similar to a reality television program, America’s Dream Date™ encouraged users to create and upload videos as part of a dating competition to win a trip to Paris.  Participants submitted short, creative video entries pitching themselves to viewers of the show. Over 5 million videos were watched over an eight-week period, and the audience was encouraged to vote for, collaborate with, share opinions on and track their favorite contenders and ultimately decide which male and female contestants would become the Dream Date couple. More than 400 users entered the contest and the show, plus some of its higher-profile contestants, were featured on Fox’s Reality Remix television program and were covered by a number of national print publications, including the Wall Street Journal.

•
Artist Voices - This program was designed to profile the lives and lifestyles of top musical talents, while providing a forum for major artists to directly connect with their fan base through a unique and interactive experience. When it launched in early December 2006, Artist Voices gave fans a behind-the-scenes look at American Idol-winner, Taylor Hicks, and encouraged users to submit questions or comments through video uploads to GoFish which were then viewed by the artist, and in some cases prompted a response. As part of the programming initiative, GoFish partnered with The Firm, an innovative Hollywood management company, and Mandalay Alliance Entertainment, a division of Mandalay Entertainment Group.

We are seeing a maturation of the online video medium, and numerous opportunities are being created for aspiring video producers to become successful through online video. Through the GoFish Network, these content creators now have the tools, resources and market momentum to build significant entertainment franchises that have the ability to develop their own following and generate very real and tangible revenues. We believe our experience, access to creative talent, scale of operations, and technology enable us to launch multiple high-quality MFI programs per year. We are currently in development of a slate of different programs that we intend to distribute on the GoFish Network throughout 2007. Our ability to continue to produce these programs every quarter is contingent upon our capacity for identifying and leverage relationships within the professional and amateur creative communities. In addition to online video producers, these include recognized and successful writers, directors, producers, and other personnel from the traditional television and film industries, as well as celebrities and talent from industries that are pertinent to the type of MFI programs we intend to create. These programs span multiple categories of entertainment, potentially including action, animation, celebrity, comedy, fashion, fitness, gossip, modeling, music, news, politics, recreation, and sports, among others.

Expansion of the GoFish Network

Owned properties - Today, the GoFish Network solely comprises our website at http://www.gofish.com. If we complete the acquisition of Bolt, which is anticipated to occur in May 2007, additional sites such as Bolt.com and GameRevolution.com will be added to our network. The GoFish website, together with other sites we may operate in the future, acts as the anchor site from which compelling MFI content can be launched, promoted and most effectively monetized, providing advertisers with a direct, real-time view of their campaigns’ performance and return on investment. The advantages of operating multiple “owned destinations” across the network is that GoFish has the ability to aggressively promote programming, test MFI concepts in a controlled manner, and most importantly, expand our viewer base. This enables us to position advertisers or sponsors around specific entertainment franchises that match the profile of the advertising client, and which we believe to have maximum promise and potential in terms of audience exposure and interaction. In addition to the direct monetary benefit of a significant audience across our owned properties, the value of a direct relationship with millions of viewers enables us to cultivate additional MFI properties that are relevant to our user community, thereby increasing the potential success of these programs.

Syndication - In an effort to develop the largest and most expansive internet video network in terms of viewers and to attract major advertising and sponsorship dollars, a key part of the GoFish strategy includes the syndication of MFI programming on multiple websites across the Internet. By leveraging the GoFish technology platform to enable other websites to run our original, MFI programming, we broaden the distribution and effective monetization potential of the programs. Syndication through other websites has the potential to increase the audience and brand awareness around specific MFI franchises. This approach to syndication relies on our ability to successfully recruit individual websites or networks to offer MFI programming to their audiences using the GoFish technology platform. As a syndication partner, website owners are provided economic participation in the form of shared advertising or sponsorship revenue that is generated from our video content. Our advertisers and sponsors receive the benefit of being able to allocate budgets to campaigns that reach substantially larger audiences.

Effective Monetization

Critical to our strategy of establishing the leading Internet Video Network is the ability to effectively monetize online video consumption. We expect the convergence of traditional video and newer forms of user-generated content will create significant opportunities for advertisers to develop integrated and targeted online marketing approaches, thereby facilitating the monetization of online video programming. As advertisers and brands begin to divert an increasing amount of ad dollars towards Internet video, our goal is to present the most lucrative value proposition through the integrated, rich media approach offered through our MFI programming, and attract high caliber advertisers to our Network. We offer a comprehensive solution for advertising across our Network including standard forms of graphical and text-based Internet advertising, in-stream video ad placement, as well as integrated and branded sponsorships that are specific to our original, MFI programming. The average cost per thousand impression (“CPM’s”) for graphical ads (such as banners) on online video sites are significantly higher than other Internet websites, whereas in-stream video advertising is almost 10 times the rate of graphical ads.

In our effort to secure these sponsorships and continue to drive revenues across our Network, we intend to scale our direct sales infrastructure through a number of different means, including acquisition, partnerships, and internal development. If we close our planned acquisition of Bolt Media as discussed below, we expect to add Bolt’s owned sites, as well as its platform of syndicated sites to the GoFish Network, creating a substantially larger audience for our MFI programs and affiliated advertisers. In addition, Bolt has a seasoned team of eight people in advertising sales and operations who have been selling successfully to Fortune 500 companies and count as advertising clients brands such as Coca-Cola, Proctor & Gamble, Verizon Wireless, T-Mobile, Cingular, Nike, Sony, Disney, and Fox. GoFish also is establishing key partnerships such as the one with Kaleidoscope Sports and Entertainment LLC, a unit of the Interpublic Group of Companies, a major advertising conglomerate. This partnership provides GoFish with unique access to leading brands and advertisers in the United States and a highly effective means of marketing our integrated sponsorships.

Our History

GoFish commenced operations as a multimedia search service, delivering targeted results for Internet searches conducted on digital media content from the entertainment and media sectors. GoFish was originally incorporated in California in May 2003 under the name GoFish Technologies, Inc. (“GoFish Technologies”). During the third quarter of 2005, due to the increasing popularity of user-generated video and the opportunities for targeted, value-added advertising, we refined the focus of our business to our current model of aggregating original short-form and user-generated video.

In October 2006, GF Acquisition Corp. (“GF Acquisition Corp.”), a wholly-owned subsidiary of Unibio Inc. (“Unibio”), merged with and into GoFish Technologies. Unibio acquired the business of GoFish Technologies pursuant to the merger and continued the existing business operations of GoFish Technologies as a publicly-traded company. Also on the same date, Unibio announced that ITD Acquisition Corp., a wholly-owned subsidiary of Unibio, merged with and into Internet Television Distribution Inc., a Delaware corporation (“ITD”) (collectively both the GoFish Technologies and the ITD transactions are referred to herein as the “merger”). As a result of the merger, GoFish Technologies and ITD are wholly-owned subsidiaries of Unibio. At the same time, GoFish split-off its wholly-owned subsidiary, GF Leaseco, Inc. through the sale of all of the outstanding capital stock of GF Leaseco.

Effective September 14, 2006, Unibio changed its name to GoFish Corporation (“GoFish”). We have subsequently transformed the company into an Internet Video Network specializing in the development and cultivation of original, made-for-Internet video programming for scaled distribution across multiple Web platforms.

Anticipated Acquisition of Bolt

On February 12, 2007, we announced that we had entered into a merger agreement, pursuant to which Bolt, Inc. (a/k/a Bolt Media, Inc.) would merge with and into a wholly-owned subsidiary of GoFish. The merger consideration will be GoFish’s common stock and was valued at up to $30 million at the time the definitive agreement was signed. The Bolt merger is expected to close in May 2007. The combined company will develop an online video network for the creation, distribution and monetization of made-for-Internet programming that is ideally suited for advertisers targeting the 18-34 year-old demographic.

We expect that the acquisition will enable GoFish to distribute its original short form programs through Bolt’s online properties, including Bolt.com, a popular youth-oriented website focused on enabling people to interact and express themselves in unique ways through user-generated media including video, photos and personal blogs. Bolt counts Coca-Cola, Proctor & Gamble, Verizon Wireless, T-Mobile, Cingular, Nike, Sony, Disney, and Fox and various other Fortune 500 companies among its repeat advertisers.  The combination will create the largest independent online video company on the Web based on U.S. unique visitors with roughly 7 million monthly unique visitors in the U.S., according to Comscore Media Metrix, and roughly 14 million globally. Bolt provides us with the ability to acquire a large, creative audience to interact and participate in our original programming, as well as a sales organization to package these shows for premium advertisers. We expect Bolt to be an important part of the Company’s growth plans.

The boards of directors of both companies have approved the transaction, but the closing of the transaction is subject to approval by Bolt’s stockholders and certain additional closing conditions. See “Risk Factors” below in Item 1 of this Annual Report on Form 10-KSB for risks associated with our proposed transaction with Bolt.

Strategic Alliance with Kaleidoscope

On December 22, 2006, GoFish announced that it entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Kaleidoscope Sports and Entertainment LLC (“KSE”), a unit of the Interpublic Group of Companies, Inc. Pursuant to the Strategic Alliance Agreement, KSE assists GoFish by identifying sales prospects, developing syndication opportunities, developing an award show for televised broadcast, promoting and enhancing www.gofish.com and identifying and achieving acquisition opportunities and other strategic initiatives.

We believe that the strategic alliance provides GoFish with the ability to enhance its sales capabilities for Made-for-Internet properties such as America’s Dream Date™ and Artist’s Voices, as well as access to senior media buyers within one of the world’s largest advertising conglomerates. The strategic alliance will allow GoFish to leverage Kaleidoscope’s advertising and sponsorship sales capabilities, increasing GoFish’s exposure to advertisers and elevating GoFish’s profile as one of the largest and fastest-growing user-generated video sites on the Internet. Kaleidoscope is an influential marketing agency and innovator in connecting the advertising world with new media properties.

As compensation during the term of the Strategic Alliance Agreement, KSE receives cash payments of $18,000 per month and cash commissions on sales and finder’s fees for strategic acquisitions. KSE’s designees also received stock purchase warrants, upon commencement of the term and may be eligible to receive additional warrants upon KSE’s achievement of certain performance milestones.

Industry Background

The Internet is trending towards becoming the primary media distribution platform for consumers seeking to watch video. Numerous research studies released over the past several months indicate that online video was one of the fastest growing sectors on the Internet. ABI Research estimated that the worldwide broadband Internet market will reach a total market size of $16 billion by 2010; Accustream predicts that the number of videostreams viewed on the Internet grew by 32% in 2006 to over 23 billion streams; and Jupiter Research estimates that adults are now spending as much time on the Internet as watching television, and young adults (ages 18-24) spend eight hours per week watching television, compared with ten hours per week online. Within the Internet video marketplace, the convergence or simultaneous occurrence of several trends appears to be driving the growth of the sector:

•	increased broadband penetration;

•	rapid growth of online video consumption; and

•	internet video advertising

Increased Broadband Penetration

Broadband connectivity enables Internet users to consume content and entertainment on the Internet with an experience that approaches television or digital video disc (“DVD”). As a result, during the past several years telephone companies, cable companies and other service providers have made broadband available to increasing numbers of consumers. According to In-Stat, there were somewhat fewer that 200 million broadband subscribers worldwide in 2005, increasing to approximately 230 million in 2006, with a forecast to exceed 400 million subscribers in 2010. Broadband makes possible the commercial distribution of a wide range of rich-media experiences, including video-on-demand, video uploading and downloading, and video streaming.

Rapid Growth of Online Video Consumption

Growth in Internet usage generally has been driven by the appearance of an application or functionality that gains quick acceptance across broad ranges of Internet-connected households. The application may not be commercial at the outset, but commercial versions quickly arise, leading to significant opportunities for generating revenues or profits. Attracted by the proliferation of high-quality Internet video available through broadband distribution, viewers have changed their habits and are becoming increasingly dependent on the Internet for content and entertainment. According to a recent survey by comScore Media Matrix Online Video Ratings, approximately 100 million Americans have viewed streaming videos online. Currently, in excess of 7 billion videos are streamed to viewers each month according to HitWise and comScore.

Across today’s online video landscape there are many models and market approaches that are taking shape, and a multitude of companies rapidly working to take advantage of these different market approaches. We have identified three that we regard as the most distinct segments of online video entertainment:

•
Commercial Content Re-Purposing - Many companies in the online video sector are pursuing models for the re-purposing and distribution of commercially available TV and film content. These models typically rely on the licensing and digital rights management (“DRM”)-based distribution (either streaming or downloadable) of typically television or film assets. This market is characterized by transaction, pay-per-download, or subscription type business models. Companies focusing on this part of the market include Apple iTunes, BrightCove, CinemaNow, Joost, MSN, Yahoo, MovieLink as well as a number of media corporations, including News Corp., NBC Universal, ABC television and Viacom. These companies focus less on the user-generated phenomenon and more on the future potential of commercially available repurposed content. While the growth in online video to date has been dominated by the adoption and popularity of user-generated video, these companies are focused on delivering commercial video content through the Internet.

•
User-Generated Video Aggregation - During the past 24 months, user-generated video (“UGV”) has become a widely used Internet-based phenomenon, based on the creative nature of the content and the ease of uploading and publishing. According to HitWise, an online competitive intelligence service, UGV websites in 2006 account for in excess of 60% of Internet video traffic, more than three times commercial video traffic. In 2005, there were approximately one million unique viewers of UGV each month in the United States, while a year later over 50 million unique viewers per month accessed UGV sites to view their video content, according to HitWise. Based on widely accessible and simple video production applications, wireless handsets and video-enabled cell phones, UGV has become the backbone of communities and social networks. The websites of these communities offer tools to search for, watch, upload, share, rate and publish their own videos.

In the user-generated video aggregation market, YouTube/Google has built a sizable leadership position. Other companies in this sector include Metacafe, Veoh, Vmix, DailyMotion and Vimeo. These sites are most characterized by the utility of an online application that allows consumers to upload, watch and share user-generated videos for free. While enthusiasm and consumer activity remains high in this category of online video, advertisers and overall effective monetization have not yet materialized. Partly due to the nature of the content that is being published at these sites, large-scale advertiser involvement has not yet materialized despite the overall growth of this sector.

•
Original Content Creation & Distribution - To date, there are very few companies and sites focused on working to build original entertainment franchises that meet the needs of both consumers and advertisers. Outside of GoFish, companies such as AtomFilms, Blip.TV, iFilm, and Heavy are pursuing this strategy within the online video market. We believe that consumer behavior in the online video space will continue to trend towards greater consumption of video content via the Internet, but that tastes will become more discerning and further segmented. The convergence of traditional video viewership and newer elements of user-generated content will create tremendous opportunities for advertisers to develop integrated and targeted online marketing approaches, thereby accelerating the siphoning of advertising dollars from traditional media to online video programming.

Internet Video Advertising

With the growing popularity of digital video recorders (“DVRs”), which have the potential to redefine or eliminate effective advertising on television, brands are more focused on the Internet than ever before. According to eMarketer, spending for Internet video advertising in the United States will nearly triple in 2007 to $640 million, from $225 million in 2005, and is estimated by eMarketer to grow to nearly $3 billion in 2010, making it the fastest growing area within the advertising sector.

Because online video presents advertising opportunities that mimic traditional viewing habits while simultaneously offering interactive and personalized components, we believe an even larger shift in advertising dollars will occur to online video as advertisers transition away from television spending. According to some industry sources, television advertising may be in a declining phase. Data from Neilson and Arbitron show that television viewership is in decline and that viewers increasingly use personal video recorders to skip commercials. These circumstances frustrate major advertisers and are forcing them to look elsewhere for solutions. Online video websites offer unprecedented opportunities for advertisers, as targeting, accountability and aggressive return on investment analysis become a normal part of the value proposition.  According to eMarketer, in the United States in 2006, total media advertising spending was $228 billion. Television advertising spending - by far the largest source of media buying - was $70 billion while online video spending was estimated at roughly $385 million. As advertisers become better at understanding behavioral habits and preferences of consumers on the Internet, we believe the increased use of dynamically targeted advertising should drive interactivity, impulse buying and demonstrable business results, something television has not been able to offer advertisers.

Business Operations

We currently estimate that, on average, over 8 million unique users per month are viewing videos across our Network. We plan to grow our online community in the near-term by:

•	Launching planned public relations and marketing campaigns including coverage of our MFI programming, general company developments and the establishment of new partnerships;

•	Improving the ease of publishing, sharing and editing videos online including streamlined and more efficient ways for new users to get introduced to our website;

•
Initiating “search engine optimization” (“SEO”) throughout 2007 which includes optimizing the website and the display of content in order to more effectively obtain organic traffic from the major search engines;

•	Expanding our community by creating new personalization features and functionality that generates more page views, higher volume of new users, and longer visits;

•	Maximizing the potential for distribution online through organic growth, syndication, viral marketing programs and other marketing initiatives; and

•	Providing content that is proprietary or organized within channels to address the diverse interests of viewers directly.

Our strategy is to attract, cultivate and enable the growing community of online video producers to create video content through the GoFish Network. We will encourage this new creative class to use our network for online video by producing original, Made-for-Internet programming that both attracts audiences and promotes participation through user-generated video. Our focus is on building new technologies and tools that allow advertisers to more effectively market in and around this growing space. Bridging the gap between advertisers and our community of individual video content creators and their growing audiences of online video consumers is a key to our strategy.

 Revenues

Our revenues are derived from advertisers. Some of our current and past advertisers include Apple, Sony, GMC, Nokia, AOL, American Express, Miramax Films, Toyota and more. Advertisers, ad agencies and major advertising networks pay us for the opportunity to display their advertisements on the GoFish Network.

We offer advertisers what we believe to be a powerful set of options for engaging the fast growing community of online video consumers on the GoFish Network. With a focus on rich-media advertising opportunities and integrated brand sponsorships, we reliably deliver targeted advertising opportunities that help brands reach the customers and demographic segments that are most valuable to them. Targeted advertising creates a higher value experience both for consumers and advertisers. Compared with television networks, which sell 15- or 30-second time slots across specific shows, time periods, or lead-ins/lead-outs, with the Internet, marketers can target a specific audience in a contextually pertinent, instantaneous and predictive manner. Ad-insertion technology solutions for rich-media content, such as video, are so advanced that they can immediately determine user preferences and viewing habits including who is watching, for how long and where the user is located. This enables marketers to target advertising based on a number of specific criteria and increase the probability that their advertisements are reaching the intended audience. This enhanced functionality derives higher sales premiums than traditional forms of video advertising.

We have relationships with various marketing agencies to facilitate the introduction of brands and advertisers to our platform. These agencies have existing relationships with the vendors and advertisers, and specialize in creating customized ad packages and locating desired platforms for those ads.

Our three primary advertising revenue drivers are:

•	banner & text ads;

•	in-stream video ads; and

•	sponsorships

Banner & Text Ads

Our advertisers pay for advertisements and other graphical images featured on web pages throughout our network. The images are advertising inventory that are sold by us to advertisers or companies using measurements commonly referred to as cost per thousand impressions (“CPM”), cost per click (“CPC”) or cost per action (“CPA”). In the case of CPMs, these measurements refer to advertising inventory that can be purchased on the basis of what it costs to show the ad to one thousand viewers. Advertisers currently are charged CPM’s from $0.50 to $8.00 for their graphical ads on www.gofish.com. Banners or banner ads are graphics that hyperlink to a URL designated by the advertiser, and typically redirect the user to a different website. It is intended to attract traffic to the advertiser’s website by linking them from the ad on our website to the website designated by the advertiser. The banner advertisement is constructed from an image (GIF, JPEG and PNG), JavaScript program or multimedia object employing technologies such as Java, Shockwave or Flash, often using animation or sound to maximize presence. In the case of visual banner advertisements, we collect fees per thousand impressions of a banner. In the case of CPC advertisements, advertisers are charged by us on the basis of click-throughs as opposed to impressions. Advertisers will currently pay fees ranging from $.06 to $.50 per click generated from ads placed throughout the website. CPA banners placed within our website generate fees only when a purchase or transaction occurs as a result of the click-through on an individual advertisement. The rates charged to advertisers for CPA banners are the most expensive of the three, and our advertising agreements are typically structured around specific campaigns that mandate a certain ad format and placement, and run for specific time periods.

In-Stream Video Ads

In-stream video ads allow advertisers to place high quality video ads before or after streaming videos on our website. This television-like advertising creates a user-experience that consumers are accustomed to, which, combined with the targeted viewing audience, provide valuable inventory to advertisers. In-stream video ads incorporate the targeting, interactivity and accountability of the Internet with the branding and messaging of television commercials. Advertisers have the option of running their ads before the video streams (pre-roll), during the video stream (mid-roll), or after the video streams (post-roll). The cost of this form of advertising currently ranges from $10-45 CPM.

Sponsorships

Advertisers also have the opportunity to sponsor various programs, channels or genres of videos on our Network. Sponsors are offered an integrated ad package that includes permanent placement in certain areas of the website, banner/graphical ads, in-stream video ads placed in either a pre-roll or post-roll format, and even product placement in the case of certain MFI programming. Our MFI programming offers advertisers the ability to sponsor shows that feature professionally produced material as well as user-generated videos that are created within the context of the program. In addition to these sponsorships elements, we also insert sponsors into the email communications that are related to the MFI show, channel or genre of videos. The cost of this form of advertisement is negotiated on a case by case basis.

Competitive Strengths

We believe the following strengths are currently differentiating GoFish within the online video sector and will lead to growth of our brand:

•	audience size;

•	the GoFish community;

•	made-for-internet programming;

•	scalable business model; and

•	technology platform and engineering expertise

Audience Size

GoFish today is fast becoming one of the largest online video sites on the web with over 8 million estimated monthly unique users on our Network. If we close our acquisition of Bolt, our online community of video enthusiasts would jump to approximately 14 million unique users monthly, with 7 million in the United States alone according to comScore.

The GoFish Community

Our target demographic is the 16-34 year olds, and our male-to-female ratio is skewed slightly towards males (54%). Approximately 15% of our unique users are responsible for uploading videos to GoFish.com, and 70% of our users watch two or more videos when they visit. We believe that we are developing a loyal and active user community, and that the growth of our community is accelerating. We believe we are in touch with the interests, tastes and needs of our users and that our continued communication with our community is of critical importance to our business. Fostering social interaction with and among users enables us to obtain current information about the trends, taking shape within our business. This reinforces our position as a creative innovator within the sector, and helps us attract and retain our users.

MFI Programming

MFI programming offers a unique and innovative approach to deeply engaging the online video enthusiast community while delivering to advertisers the basic requirements they need to participate in the widespread adoption in the sector. On June 30, 2006, we launched our first Made-for-Internet program, America’s Dream Date™. The show was sponsored by a consumer brand of sports drink, called “JetSet Energy,” and the format of the MFI programming provided the sponsor with a targeted and deeply integrated means of marketing to the show’s audience. During the eight week duration of America’s Dream Date™, there were more than 2 million unique visitors to the show and over 5 million videos viewed. GoFish is currently identifying and facilitating the production of a full slate of MFI programs for 2007 which continue to innovate on this unique approach.

Scalable Business Model

We believe we have an overall business model in which additional revenue can be generated with relatively low increases in our expenses. Much of the content on our Network is created by our community of users and made available at minimal cost to the company. As we continue to segment our videos across channels and actively push the higher-quality content to the fore, we believe that we can monetize the content on the GoFish Network through higher advertising rates and at little incremental cost. Many of our initiatives - partnerships, acquisitions and transactions - are geared towards leveraging this low cost model through numerous marketing platforms. We also believe that by offering compelling content we will attract a higher number of advertisers to our Network and further maximize the growth prospects of our Made-for-Internet programming.

Technology Platform and Engineering Expertise

Over the last three years, GoFish has developed and refined a powerful technology infrastructure and code-base that provides the foundation for innovative video publishing, consumption and distribution that has successfully supported hundreds of millions of video streams, and tens of millions of individual visitors to the GoFish website. The network operations and infrastructure of the GoFish technology platform has the capability to deliver video content on-demand anywhere in the world where there is a broadband connection. The consumer product provides unique customization functionality that allows users to personalize their platform, and it supports a myriad of community functions that foster interaction amongst our users. The Channel Builder product allows any individual video producer to build their own custom “hub” or on-demand video channel to organize their video content. The targeted advertising platform that supports monetization across the GoFish Network delivers powerful ways for advertisers and sponsors to deploy intelligent campaigns across specific shows, channels or individual genres of video in the most efficient manner. The GoFish reporting and tracking system logs all activity and consumer behavior across the site, and provides unique insight and analytical data about consumer behavior, tastes, and preferences. Engineering efforts continue to focus on innovative products that support the key objectives of delivering great tools for publishers and the most compelling viewing experience for the viewer. Going forward, we expect to release new products that deal with programming syndication and more sophisticated ad/sponsorship management.

Current Industry Hurdles

Security

We aim to fully protect all data and security of our members. We do not sell, rent or otherwise use personally-identifying information (including members’ actual identities, e-mail addresses, passwords, personal addresses or financial information) collected during members’ use of our website without members’ permission, unless required to do so by law.

Policing Inappropriate Material

The diversity, vastness and lack of formal regulation of the Internet can give way to its abuse, particularly the use of the Internet for the publishing of inappropriate materials. To prevent our platform from being abused in that matter, we use algorithmic filters to screen for inappropriate material that may be loaded onto our website. These filters look to the metadata associated with the uploaded video file, the file name, file description and any tags associated with the video. Once the algorithmic filters have been used to identify potentially inappropriate videos, those videos are prevented from being published on our website until reviewed by our editorial staff.

In addition, we depend on users to help screen for inappropriate material. Users can flag a video to let us know that there is something on the site that should not be. Examples include pornography, excessive nudity, gratuitous/injurious violence, and copyright violations.

In order to flag a video, users simply click the link under each video reading “flag video.” The user then has an opportunity to comment on the reason the video is being flagged. Flagged videos are reviewed by our team and then may be removed from the site, depending on their content.

The third layer of screening and policing that we employ includes an off-shore consulting group that has live assistants who crawl our site 24 hours, 7 days a week.

Click Fraud

Recent publicity has focused on practices allegedly used by publishers, site owners and others that generate clicks that do not represent genuine interest in the advertisers that are the subject of the click. We expect to monitor this situation and support reasonable industry-wide initiatives that protect the integrity of Internet advertising.

Markets & Competition

Our market consists of Internet users and advertisers. Internet users, and specifically those who visit UGV websites, provide a platform for effective and targeted advertising. Our advertisers provide us with revenue by paying us to promote their products and services on our website.

We compete against well-capitalized UGV companies as well as smaller companies. The market for our products and services is highly competitive. The UGV sector is evolving and growing rapidly, and companies are continually introducing new products and services. YouTube.com is the acknowledged market leader in UGV. Other websites dedicated to UGV are Atomfilms, Break, Dailymotion, eBaumsWorld, Grouper, ifilm, LiveVideo, Metacafe, PureVideo, Revver, Veoh, VideoEgg, vidiLife, Vimeo, and vSocial, among others. AOL, Google, MSN and Yahoo also maintain UGV communities on their sites. In some cases, competitors may have longer operating histories, more users, greater financial strength and more recognized brands in the industry. These competitors may be able to attract customers more easily because their financial resources and awareness in the market far exceeds our financial resources and market awareness.

In addition to the growth in competitors that has occurred over the past 24 months, we have begun to see consolidation taking place, particularly with traditional media companies making acquisitions in order to gain entry to the market or adopt technologies that will enable them to facilitate the migration of content from television or film to the Internet. During 2006, user-generated video site Grouper, which had less than 1 million monthly unique U.S. users according to comScore, was purchased by Sony Entertainment for $65 million, AtomFilms was purchased by Viacom for $200 million, and YouTube, the market leader, was purchased by Google for roughly $1.6 billion.

We believe the unique online video offerings of the GoFish Network are comparable and in many cases superior to those offered by our competitors. Competitive parameters include the range of our product offerings, the performance and quality of our products and services, the reliability of our infrastructure, our expertise and experience in technology, our scalability and capacity, ease of use and the level of customer support.

Customers

For the year ended December 31, 2006, three customers accounted for 41%, 20% and 14% of total revenues. For the year ended December 31, 2005, three customers accounted for 43%, 34%, and 18% of total revenues.

Intellectual Property and Other Proprietary Rights

Our performance and ability to compete in the marketplace are significantly dependent upon our proprietary technology. To establish and protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements and non-compete agreements.

We have developed proprietary algorithmic filters to manage and screen content on our website. We have also developed proprietary search algorithms to assist people in finding video content more efficiently on our website.

We have filed for trademark protection for the name “GOFISH” with the United States Patent and Trademark Office. This application is currently pending.

All business partners of GoFish are required to sign confidentiality agreements. In addition, all employees are required to sign confidentiality and non-compete agreements.

Government Regulation

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain United States export controls and import controls of other countries may apply to our business. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, e-mail, spyware, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement may affect the available distribution channels and costs associated with our services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional costs for us to comply with such regulation.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, security, illegal or obscene content, retransmission of media, spyware, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state, federal, and foreign governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree to which such agreements favor or disfavor Internet distribution or our business. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities; or

•	decrease the rate of growth of our user base.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (such as obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. Although we do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13, the manner in which these acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, e-mail marketing, spyware and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business.

Employees

As of December 31, 2006, we had 22 full-time and 5 part-time employees. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports filed with the SEC pursuant to the Exchange Act, including annual and quarterly reports, and other reports we file, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

Risk Factors

We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect our operations or financial results.

Risks Related to Our Company

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $2.0 million for the year ended December 31, 2005, and a net loss of approximately $5.3 million for the year ended December 31, 2006. As of December 31, 2006, our accumulated deficit was approximately $7.7 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to reach a level of revenue to achieve profitability. Our gross revenues for the year ended December 31, 2006, were $25,779. To date, our revenues have been insignificant and have not been sufficient to achieve our business plan. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

Our financial results, including our revenues, fluctuate and may be difficult to forecast.

Our quarterly revenues, expenses and operating results are unpredictable. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	our ability to attract visitors to our website;

•	our ability to increase the number of visitors to our website and to encourage them to upload their videos or participate in our programming;

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	our ability to control our gross margins;

•	technical difficulties consumers might encounter in using our website;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on our site;

•	our ability to obtain cost-effective advertising on other entities’ websites; and

•	the effectiveness of offline advertising in generating additional traffic to our website.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our common stock.

Our limited operating history makes evaluation of our business difficult.

We were incorporated in May 2003 and we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched our website in October 2004 and we have earned only minimal revenues since our inception. The revenue received currently is insufficient to generate positive cash flows from our operations.  Additionally, the income potential of our business and our website is unproven. Because of the relatively unusual nature of our business plan, our executives have limited experience with such a plan. As a young company operating in an unproven market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend significantly upon continuing consumer acceptance of, and participation in, user-generated video. User-generated video has emerged as a consumer medium only within the last 18 months, and we cannot predict whether its popularity will remain.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests. Our income from operations is unlikely to be sufficient to achieve our business plan. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	developing new services, programming or products;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The registration rights agreement we entered into in connection with the private placement consummated in October 2006 provided that we will not, without the prior written consent of the majority of registered holders, file or request the acceleration of any other registration statement filed with the SEC, subject to certain exceptions, until the SEC has declared effective the registration statement covering the resale of the shares sold in the private placement. We have not yet filed such a registration statement, and this requirement could impair our ability to raise funds through the issuance of additional shares of our common stock or securities convertible into common stock until such registration statement has been filed and declared effective. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the period ended December 31, 2006 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of significant revenues and profits, we are seeking to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans can not be effectively realized, there can be no assurance that we will be able to continue as a going concern.

The proposed Bolt acquisition may not occur on a timely basis or at all.

In February 2007, we announced that GoFish and Bolt had signed a definitive merger agreement pursuant to which GoFish would acquire Bolt for shares of GoFish. The consummation of the proposed Bolt acquisition may not occur on a timely basis or at all. The closing of the Bolt acquisition is subject to approval of holders of 90% of the outstanding capital stock of Bolt, and such holders of a supermajority of Bolt’s shares may determine not to approve the transaction. We also must raise additional funds to complete the proposed acquisition, and there are can be no assurance that we will be able to raise such funds on acceptable terms, if at all. Moreover, if the Bolt acquisition is not completed, our business and financial results could be adversely affected due to, among other things, the focus of our management’s time and effort on completing the Bolt acquisition rather than pursuing other business opportunities, and the incurrence of significant costs related to the transaction.

The proposed Bolt acquisition may not be as financially or operationally successful as originally contemplated.

In agreeing to the terms and conditions of the merger agreement with Bolt, we made certain business assumptions and determinations based on our investigation of Bolt’s assets and business, as well as other information then available. However, these assumptions and determinations involve certain risks and uncertainties that may cause these assumptions and determinations to be inaccurate. As a result, we may not realize the full benefits that we are expecting from the proposed acquisition.

We may encounter difficulties integrating Bolt’s business into our business and may not fully attain or retain, or achieve within a reasonable time frame, expected strategic objectives, cost savings and other expected benefits of the proposed acquisition.

We expect to realize strategic and other benefits as a result of GoFish’s acquisition of Bolt. Our ability to realize these benefits or successfully integrate Bolt’s business into our business, however, is subject to certain risks and uncertainties, including, among others:

•	the costs of integrating Bolt’s business into our business may be higher than we expect and may require more resources, capital expenditures and management attention than anticipated;

•	employees important to the operation of Bolt’s website may decide not to be employed by us; and

•
we may be unable to anticipate or manage risks that are unique to the historical business of Bolt, including those relating to claims made or that may be made against Bolt by record labels for alleged copyright infringement.

Our failure to manage these risks, or other risks related to the acquisition that are not presently known to us, could prevent us from realizing the expected benefits of the acquisition and also may have a material adverse effect on our results of operations and financial condition.

If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

As part of our growth strategy, we routinely consider acquiring or making investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we do succeed in acquiring or investing in a company or technology, we will be exposed to a number of risks, including:

•
we may find that the acquired company or technology does not further our business strategy, that we overpaid for the company or technology or that the economic conditions underlying our acquisition decision have changed;

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new markets or increased competition, including price competition or intellectual property litigation; and

•
we may experience significant problems or liabilities associated with technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.

In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing shareholders might be diluted.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

Our business plan anticipates continued additional expenditure on development, manufacturing and other growth initiatives. We may not achieve significant growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion, especially to the extent we expand into multiple facilities at distant locations. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with timely or accurate reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition of GoFish may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage GoFish.

Losing key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel. In particular, our success depends upon the continued efforts of our management personnel. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

Our business may suffer if we do not attract and retain additional highly skilled personnel.

To meet our expected growth, we believe that our future success will depend upon our ability to hire, train and retain other highly skilled personnel. Competition for quality personnel is intense among technology and Internet-related businesses such as ours. In addition, because we are developing new programming concepts, it may be very difficult to employ personnel who have the skills that our business plan requires. In addition, we currently do not have a Chief Financial Officer. In order to successfully compete in our industry, we will need to hire a qualified individual to fill this role. We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could cause our operating results to fall below our projected growth and profit targets.

We are a holding company that depends on cash flow from our wholly-owned subsidiary to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by GoFish Technologies, Inc., our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock.

All liabilities of Unibio survived the merger and Unibio may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

Before the merger with Unibio, legal counsel conducted due diligence on Unibio customary and appropriate for a merger transaction. However, the due diligence process may not have revealed all material liabilities of Unibio existing or which may be asserted in the future against GoFish relating to Unibio’s activities before the consummation of the merger. The merger agreement contained a limited shareholder post-closing adjustment to the number of shares of common stock issued to pre-merger GoFish Shareholders and the ITD Stockholder as a means of providing a remedy for breaches of representations made in the merger agreement by Unibio, including representations related to undisclosed liabilities of Unibio; however, there is no comparable protection offered to our other stockholders. Any such liabilities of Unibio may have survived the merger and could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2006 and in light of our filings of Form 12b-25 to extend the filing deadline for this report, we concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006 primarily due to inadequate staffing in our accounting and finance department. We are in the process of implementing changes to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

Regulatory requirements may materially adversely affect us.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires the evaluation and determination of the effectiveness of a company’s internal control over its financial reporting. If it is determined that we have a material weakness in our internal control over financial reporting, we could incur additional costs and suffer adverse publicity and other consequences of any such determination.

Risks Related to Our Business

We may be unable to attract advertisers to gofish.com.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by gofish.com. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

Even if we initially attract advertisers to gofish.com, they may decide not to advertise to our community if their investment does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may reduce the rates they are willing to pay or may not continue to place ads with us. Moreover, repercussions from “click fraud” may jeopardize the expansion of Internet advertising or adversely affect the rates that Internet advertisers are willing to pay.

We generate our revenue almost entirely from advertising, and the reduction in spending by, or loss of, advertisers could seriously harm our business.

We generated our revenues from our advertisers. Our advertisers can generally terminate their contracts with us at any time. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business. We may encounter difficulty collecting from our advertisers. We are a relatively small company and advertisers may choose to pay our bills after paying debts of their larger clients.

We are dependent upon several of the major search engines to continue to provide us traffic that our merchant advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We are dependent upon several of the major Internet search engines -- namely Google, Yahoo!, MSN and AOL -- to provide us traffic that our merchant advertisers deem to be of value. We monitor the traffic delivered to our website from the major search engines in an attempt to optimize the quality of our traffic. If our traffic is less valuable, we may have greater difficulty attracting advertising and our revenue may be negatively impacted.

If we are unable to compete in the highly competitive performance-based advertising industry, we may experience reduced demand for our services.

We operate in a highly competitive environment. We principally compete with other companies in sales to advertisers of performance-based advertising. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	greater ability to attract higher ad rates;

•	greater ability to verify “clicks” or other occurrences of activity on which advertising rates depend;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, programming development, website development and systems development. Furthermore, currently and in the future to the extent the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

Gofish.com is new and rapidly evolving and may not prove to be a viable business model.

Online user-generated video is a relatively new business model for delivering digital media over the Internet, and we have only very recently launched our efforts to develop a business centered around online content delivery. It is too early to predict whether consumers will accept, and continue to use on a regular basis, in significant numbers, online video distribution and participate in our online video community. Our online video community website, gofish.com, may fail to attract significant numbers of users or may not be able to retain the usership that it attracts, and in either case we may fail to develop a viable business model for our online video community.

In addition, distributing video to users of our online video community website will involve substantial operational cost, and we expect a significant portion of the content on our online video community website to be available for free. If we are unable to successfully monetize the use of our online video community website, either through advertising or fees for use, our operating results could be adversely affected.

Our user-generated video services may fail to maintain the market acceptance they have achieved or to grow beyond current levels, which would adversely affect our competitive position.

We have not conducted any independent studies with regard to the feasibility of our proposed business plan, present and future business prospects and capital requirements. At the current time, user-generated video is widely accepted but it may not remain popular. Our services may fail to gain market acceptance and our infrastructure to enable such expansion is still limited. Even if adequate financing is available and our services are ready for market, we cannot be certain that our services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. Failure of our services to achieve or maintain market acceptance would have a material adverse effect on our business, financial condition and results of operations.

If the Internet video content market does not grow, we will not be successful.

The market for our products and services is new and rapidly evolving. As a company in the Internet video field, our business model is based on an expectation that demand for Internet-based video content will increase significantly and compete with more traditional methods of television broadcasting. There can be no assurance that there is a substantial market for the services we offer. If this market does not grow, we will not be able to achieve meaningful revenues and our business model will not be successful.

If high-speed Internet access with video viewing capability is not successfully implemented globally, there will be little demand for our services.

The video content we deliver is best viewed over a high-speed Internet, or broadband, connection. We believe increased broadband Internet use may depend on the availability of greater bandwidth or data-transmission speeds or on other technological improvements. We are largely dependent on third party companies to provide or facilitate these improvements. If networks cannot offer high-speed services because of congestion or other reasons, we believe there will be little demand for our services, and our revenues may be insufficient to achieve and maintain profitability. The deployment of corporate firewalls may also restrict the growth and availability of streaming media services and adversely affect our business model by limiting access to the content broadcast through our service. Changes in content delivery methods and emergence of new internet access devices such as TV set-top boxes could dramatically change the market for streaming media products and services if new delivery methods or devices do not use streaming media or if they provide a more efficient method for transferring data than streaming media.

We may not achieve or maintain commercial acceptance of our channels or programming.

We face numerous competitors both in the Internet-based distribution market, and in the more traditional broadcasting arena. Many of these companies have substantially longer operating histories, significantly greater financial, marketing, manufacturing and technical expertise, and greater resources and name recognition than we do. Moreover, our offerings may not be sufficiently distinctive or may be copied by others, and consumer tastes may change such that our programming becomes less desirable. If we fail to attain commercial acceptance of our services and to be competitive with these companies, we may not ever generate meaningful revenues. In addition, new companies may emerge at any time with services that are superior, or that the marketplace perceives are superior, to ours.

If we are unsuccessful in increasing our simultaneous viewer capacity, we will be unable to achieve broad appeal with a multiple user format.

Our ability to be an attractive platform for a multiple user format requires us to support a large number of simultaneous viewers. Adding the necessary network capacity to do so will be expensive, and we may not be able to do so successfully. If we are unable to expand capacity successfully and on acceptable terms, we will be unable to host major events, which may limit our market opportunities.

If we fail to enhance our existing services and product applications or develop and introduce new applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer.

User-generated video depends in part on rapidly changing technologies, which will impact our capacity to successfully distribute videos to our users. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	identify and respond to emerging technological trends in the market;

•	encourage users to develop channels and bring attractive and entertaining video to their channels;

•	develop programming that attracts and retains large numbers of unique viewers and visitors;

•	enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•	acquire and license leading technologies;

•	bring multimedia broadcast services and applications to market and scale our business on a timely basis at competitive prices; and

•	respond effectively to new technological changes or new product announcements by others.

We will not be competitive unless we continually introduce new services and programs or enhancements to existing services and programs that meet evolving industry standards and user needs. In the future, we may not be able to address effectively the compatibility and operability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, and require long development schedules. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and programs or enhancements to services and programs may not be sufficient to recover the associated development costs.

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, we may be unable to maintain or expand our business.

Maintaining and strengthening the “GoFish” brand is critical to maintaining and expanding our business. If we fail to promote and maintain the GoFish brand successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop and provide innovative and high-quality technologies and programming for consumers, content owners, consumer hardware device manufacturers and software vendors, as well as to develop and grow our online video community website, gofish.com. Moreover, we have not been able to confirm that our users place a high value on our brand, relative to our competitors.

We may be subject to market risk and legal liability in connection with the data collection capabilities of gofish.com.

Many components of gofish.com are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, we collect certain information from users. Our collection and use of such information may be subject to U.S. state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. We post an extensive privacy policy concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, our privacy policy may now or in the future fail to comply with applicable law. Any failure by us to comply with our posted privacy policy, any failure by us to conform our privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online video community website, technologies and products and subject us to fines, litigation or other liability.

We may be subject to claims relating to certain actions taken by our former external legal counsel.

In February 2007, we announced that we had learned that three million shares of our common stock issued as part of private placement transaction we consummated in October 2006 were purchased by an entity controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuireWoods LLP. We also announced that we believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entity he controlled to resell these shares. Mr. Zehil’s conduct was reported to the Securities and Exchange Commission and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

It is possible that one or more of our stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition. We also may incur significant costs resulting from our investigation of this matter, any litigation we may initiate as a result and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

Risks Related to Our Industry

Anything that causes our website users to spend less time on their computers, including seasonal factors and national events, may impact profitability.

Anything that diverts users of our website from their customary level of usage could adversely affect our business. Geopolitical events such as war, the threat of war or terrorist activity, and natural disasters such as hurricanes or earthquakes all could adversely affect our profitability. Similarly, our results of operations historically have varied seasonally because many of our users reduce their activities on our website with the onset of good weather during the summer months, and on and around national holidays.

If we are unable to obtain and maintain successful relationships with network operators, we may not be able to obtain adequate distribution for the Internet channels we deliver.

We depend on our broadband delivery networks to distribute video over the Internet and are currently negotiating partnerships with several leading network providers to provide additional hosting facilities and bandwidth. We may be unable to reach new agreements or extend existing agreements with these or other major network operators, and we may fail to establish new agreements with operators when necessary. These network operators may choose to compete with us, to enter into relationships with competitors, to change the terms on which they distribute our channels, including to increase their prices, or not to do business with us because of our size and lack of operating history. If we are unable to enter into ongoing agreements with major network operators on terms acceptable to us, we may not have adequate distribution for the Internet channels we deliver.

We rely on third parties to maintain our critical systems and, if these third parties fail to perform their services adequately, we could experience disruptions in our operations.

We rely on a number of third parties, including our Internet hosting facility and telephone company, for Internet and telecommunications access and software services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet. From time to time, we have experienced temporary interruptions in our website connection and our telecommunications access. Slow Internet transmissions or prolonged interruptions in our website connection or telecommunications access could materially harm our business.

Our software depends on operating system, database and server software that was developed and produced by and licensed from third parties. We have, from time to time, discovered errors and defects in the software from these third parties and we rely to some extent on these third parties to correct errors and defects in a timely manner. If we are unable to develop and maintain satisfactory relationships with these third parties on acceptable commercial terms, or if the quality of products and services provided by these third parties falls below a satisfactory standard, we could experience disruptions in our ability to operate our business.

A key element of our strategy is to generate a high volume of traffic to our website. Our revenues depend substantially on the number of customers who use our website. Accordingly, the satisfactory performance, reliability and availability of our website, transaction-processing systems and network infrastructure are critical to our operating results, as well as to our reputation.

Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may continue to occur from time to time. Any systems interruptions, including Internet disruptions that make our website inaccessible, would reduce our advertising volume, which could harm our business. We are continually enhancing and expanding our transaction processing systems, network infrastructure and other technologies to accommodate a substantial increase in the volume of traffic on our website. We cannot assure you that we will be successful in these efforts or that we will be able to project accurately the rate or timing of increases, if any, in the use of our website or timely expand and upgrade our systems and infrastructure to accommodate these increases. We cannot assure you that our network or our suppliers’ networks will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if our website traffic increases. If we fail to achieve or maintain our capabilities for high capacity data transmission, consumer demand for our services could decline, negatively impacting our revenues from operations.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and members, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2007, we expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our website and to roll out new products and services. This expansion will be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and GoFish members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We may not be able to sustain or grow our business unless we keep up with changes in technology and consumer tastes.

The Internet and electronic commerce industries are characterized by:

•	rapidly changing technology;

•	evolving industry standards and practices that could render our website and proprietary technology obsolete;

•	changes in consumer tastes and user demands;

•	challenges, such as “click fraud,” that cast doubt on otherwise legitimate activities and practices; and

•	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Improper conduct by users of our website could subject us to claims and compliance costs.

The terms of use of our website prohibit a broad range of unlawful or undesirable conduct. However, we are unable to block access in all instances to users who are determined to gain access to our website for improper motives. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users or the use of our technology to copy or distribute third-party content. Investigating and defending any of these types of claims could be expensive, even if the claims do not ultimately result in liability. In addition, we may incur substantial costs to enforce our terms of use and to exclude certain users of our website who violate such terms of use or who otherwise engage in unlawful or undesirable conduct.

Our inability to adequately protect our proprietary technology and our programming could adversely affect our business.

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. We are in the process of registering “gofish” with the United States Patent and Trademark Office. However, we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service names similar to “GoFish.” Any of these actions by others might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect our service mark or trademarks adequately could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

Our programming may be copied or emulated, which would negatively impact our ability to distinguish GoFish from our competitors.

We may infringe on third-party intellectual property rights and could become involved in costly intellectual property litigation.

Other parties claiming infringement by our software or other aspects of our business could sue us. We may be liable to third parties for content available or posted on our website, including music videos and clips from movies or television, which may violate the copyright, trademark or other intellectual property rights of such third parties, or we may be liable if the content is defamatory. Universal Music Group has announced its concern with sites such as MySpace and YouTube, noting potential violation of copyright laws, and is considering filing suit for infringement.

We are not currently involved in any suit that would have a material effect on our business. However, we have entered into an agreement with Bolt pursuant to which we would acquire Bolt, and claims have been filed against Bolt by record labels for alleged copyright infringement in connection with unauthorized use of the record label’s video and music content on the Bolt website. Bolt recently entered into an out-of-court settlement with Universal Music Group with respect to such a claim, but additional claims against Bolt remain outstanding or may in the future be asserted against Bolt. If we are able to complete our acquisition of Bolt as planned, adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. The Bolt merger is expected to close in May 2007.

In addition, any future claims, with or without merit, could impair our business and financial condition because they could:

•	result in significant litigation costs;

•	divert the attention of management;

•	divert resources; or

•	require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us or at all.

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, the possibility of intellectual property rights claims against us increases. Our services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses.

Further, in the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation over these issues, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could reduce our profitability.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business.

In addition, as nearly all of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries where we operate.

Intellectual property infringement claims generally involving the distribution of media content over the Internet media could impact our business.

Potential customers may be deterred from distributing content over the Internet for fear of infringement claims. The music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to affect music, video and other content being distributed over the Internet. If, as a result, potential customers forego distributing traditional media content over the Internet, demand for our digital media services could be reduced which would harm our business. The music industry in the U.S. is generally regarded as extremely litigious in nature compared to other industries and we could become engaged in litigation with others in the music industry. Claims against us, and any resultant litigation, should they occur in regard to any of our digital media services, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, to the extent we offer our digital media services to customers in foreign countries, such countries may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenue, financial condition and results of operations.

We may experience unexpected expenses or delays in service enhancements if we are unable to license third-party technology on commercially reasonable terms.

We rely on a variety of technologies that we license from third parties, such as Macromedia. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software

Our network is subject to security risks that could harm our reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential or proprietary information securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could impair our ability to distribute technologies and products or collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our technologies and products and expose us to consumer class action lawsuits and other liabilities.

It is not yet clear how laws designed to protect children that use the Internet may be interpreted and enforced, and whether new similar laws will be enacted in the future which may apply to our business in ways that may subject us to potential liability.

The Child Online Protection Act and the Children’s Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our website to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

Increasing governmental regulation of the Internet could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, advertising, intellectual property rights and information security. Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The majority of these laws were adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The courts are only beginning to interpret those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

In addition, several telecommunications carriers have requested that the Federal Communications Commission regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically which could result in the reduced use of the Internet as a medium for commerce and have a material adverse effect on our Internet business operations.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

More individuals are using non-PC devices to access the Internet and versions of our service developed or optimized for these devices may not gain widespread adoption by users of such devices.

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, has increased dramatically. We originally designed our services for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for user-generated video.

Risks Related to Our Common Stock

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is currently eligible for quotation on the NASD’s OTC Bulletin Board under the symbol “GOFH.OB.” Our common stock is not actively traded. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently quoted on the NASD’s OTC Bulletin Board, and trades below $5.00 per share; therefore, our common stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

There is a limited public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is a limited public market for shares of our common stock. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of technological innovations by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new services by us or our competitors;

•	sales of our common stock or other securities in the open market;

•	conditions or trends in the Internet and online commerce industries; and

•	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our common stock, and stockholders may lose the entire amount of their investment.

A dividend has never been declared or paid in cash on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of December 31, 2006, there were 23,099,230 shares of common stock outstanding (after giving effect to the stock split), 3,610,865 shares reserved for issuance upon the exercise of outstanding options under our 2006 Equity Incentive Plan and 2004 Stock Plan, 4,213,836 shares reserved for issuance upon the exercise of outstanding warrants or other securities, and 1,176,000 shares reserved for issuance upon the exercise of options that may be granted in the future under 2006 Equity Incentive Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTC Bulletin Board.

Even though GoFish Corporation (f/k/a Unibio Inc.) is not a California corporation, your common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (the “CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of GoFish and a majority of the business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on GoFish’s ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters’ and appraisal rights, and inspection of corporate records.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 500 Third Street, Suite 260, San Francisco, California 94107 and our phone number is (415) 738-8705. Our executive offices total approximately 5,000 square feet.  We currently lease such facilities for $6,000 per month. The term of the lease expired in January 2000 and we are currently leasing the facility on a month-to-month basis. In March 2007, we entered into a lease arrangement to rent 9,801 square feet of new office space at 706 Mission Street, San Francisco, California. The lease begins in April 2007 and is for a term of 24 months. The monthly rental rate is $17,968.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
               EQUITY SECURITIES.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “GOFH.OB.” Prior to our name change from Unibio Inc. to GoFish Corporation, our stock was quoted under the symbol “UBIO.” There is a very limited sales history for our common stock because it had never been traded prior to the merger.

As of December 31, 2006, there were approximately 105 holders of record of shares of our common stock.

On December 31, 2006, the last reported sales price of our shares on the OTC Bulletin Board was $3.92. The following table sets forth the high and low sales prices per share of our common stock for the quarter ended December 31, 2006. Our common stock began publicly trading on October 31, 2006. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
October 31, 2006 through December 31, 2006	$4.70	$2.50

Dividend Policy

We have never declared or paid dividends. We intend to retain earnings, if any, to support the development of the business and therefore does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of fiscal year 2006, we had the following securities authorized for issuance under (i) the 2004 Stock Plan, the former GoFish stock option plan that was adopted GoFish in connection with the merger, and (ii) the 2006 Plan (as hereinafter defined):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,786,865	$1.12	0
Equity compensation plans not approved by security holders	824,000	$2.33	1,176,000
Total	3,610,865	$1.38	1,176,000

2004 Stock Plan

In 2004, our board of directors adopted a 2004 Stock Plan (the “2004 Plan”). The 2004 Plan authorized the board of directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the option agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of GoFish at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

In May 2006, GoFish increased the shares reserved for issuance under the 2004 Plan from 2,000,000 to 4,588,281. Upon completion of the merger, GoFish decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

2006 Equity Incentive Plan

Prior to the merger, our board of directors and a majority of our stockholders approved and adopted the 2006 Equity Incentive Plan (the “2006 Plan”). Initially a total of 2,000,000 shares of our common stock was reserved for issuance under the 2006 Plan; however, on October 30, 2006, in accordance with the terms of the 2006 Plan, our board of directors increased the number of shares reserved under the 2006 Plan to 4,000,000 shares, subject to approval by our stockholders within one year of such date. If an incentive award granted under the 2006 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2006 Plan.

Shares issued under the 2006 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity do not reduce the maximum number of shares available under the 2006 Plan. In addition, the number of shares of common stock subject to the 2006 Plan, any number of shares subject to any numerical limit in the 2006 Plan, and the number of shares and terms of any incentive award shall be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The compensation committee of our board of directors (or our board in the absence of such a committee) administers our 2006 Plan. Subject to the terms of the 2006 Plan, the compensation committee or our board, as the case may be, has complete authority and discretion to determine the terms of awards under the 2006 Plan. We do not presently have a compensation committee and as such the 2006 Plan has been administered by our board since its inception.

Grants

The 2006 Plan authorizes the grant to 2006 Plan participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (the “Code”), and stock appreciation rights, as described below:

•
Options granted under the 2006 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•
The 2006 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the SAR and the market price of a share of our common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

Our board of directors has the power to amend, suspend or terminate the 2006 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of the date of such change. Unless sooner terminated, the 2006 Plan terminates ten years after it is adopted.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-KSB. GoFish’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those identified under the heading “Risk Factors” in this Annual Report on Form 10-KSB. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-KSB.

As the result of the merger and the change in the business and operations of GoFish from a biotechnology company to an Internet video network, a discussion of the past financial results of Unibio is not pertinent and the financial results of GoFish Technologies, Inc., the acquirer for accounting purposes, are considered our financial results on a going-forward basis.

Overview

GoFish is a young and rapidly growing company in the emerging online video marketplace. We operate an Internet Video Network that showcases original, “Made-for-Internet” programming developed by both amateur and professional video producers. Our expanding distribution network provides a unique platform for advertisers and talented content creators to reach our 16-34 year old target market of online video consumers. The first publicly traded company in the space and a pioneer in the development of Made-for-Internet (‘MFI’) programming, GoFish is a destination on the Web where millions of people come from around the world to watch, create, upload and share the best online video entertainment.

Results of Operations

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and related notes thereto included in Item 7 of this Annual Report on Form 10-KSB.

Summary

2006 Results

Our total revenues were $25,779 in 2006, decreasing 13.6% from the prior year amount of $29,825. The decrease was primarily due to our focus on expansion efforts and the growth of our network infrastructure necessary to support the substantial increases to our website traffic, which grew from 250,000 unique users per month at the beginning of 2006 to well over 2 million by the end of 2006.

Total costs of revenues and expenses were $5.1 million in 2006, increasing 159% from the prior year amount of $2.0 million. These increases were primarily due to personnel hires, public company costs, our build-out of technical and operational support infrastructure, and legal and accounting fees.

The loss from operations was $5.3 million in 2006, compared to a loss of $2.0 million during 2005. This decrease was primarily related to public company costs associated with legal, accounting, recruiting and corporate development, as well as increased expenses related to the ramp-up of our operations and network infrastructure.

2007 Outlook

Management expects that revenue will increase in fiscal 2007 as a result of the expansion of our GoFish Network’s reach, scale and scope. In addition, if we are able to close our acquisition of Bolt, we would expect our revenue to further increase. We also expect to incur additional expenses for the development and expansion of our MFI programming, marketing campaigns for a number of our programming launches and the continuing integration of our businesses. In addition, we anticipate gains in operating efficiencies as a result of the increase to our sales and marketing organization. Such gains would be further supported if we are able to close our acquisition of Bolt, which we believe will result in significantly increased advertising sales across our slate of MFI programming and the rest of our Network of properties.

We expect to continue experiencing an operating loss in 2007, despite the anticipated increase in revenue as we incur additional expenses for the development and expansion of our network and operational infrastructure. We anticipate that revenue increases will also be offset by non-recurring acquisition and business integration costs, higher marketing and promotional costs related to the launch of our MFI programs and other online products.

Revenue

We derive most of our revenues from fees we receive from our advertisers. We believe an opportunity exists to provide advertisers with a cost-effective way to deliver ads on the GoFish Network through enhanced targeting, sponsorship and integrated means that only exist through the interactive nature of the Internet media. Factors that we believe will influence the success of our advertising programs include:

•	growth in the number of users populating the GoFish Network;

•	growth in the amount of time spent per user on the GoFish Network;

•	increased reach through syndication;

•	the number of advertisers and the variety of products available;

•	the quality and relevance of the programming featured;

•	advertisers’ return on investment and the efficacy of click-through conversions;

•	enhanced ad vehicles, products, services and sponsorships; and

•	our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage, online video consumption and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the Internet video segment. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers, and relevancy to our users. We are continuing to take steps to increase our revenue by offering a comprehensive solution for advertising across our network of content, including our “Made-for-Internet” programming which offers a unique and innovative approach to sponsorship by advertisers. We also intend to broaden our reach through syndication opportunities brought about by partnership agreements, mergers and acquisitions, and, in some cases, through purchase. Through this commitment to premium content, scaled distribution, and scope, we hope to broaden our appeal to the advertising community, which we believe will ultimately drive both the quality and quantity of constituents looking to advertise through the GoFish Network.

As we are still a company in the development stage, we have not yet realized significant amounts of revenue. The following table presents our revenues for the periods presented:

Comparison of the Years Ended December 31, 2006 to 2005

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2006	2005	Change
Revenues	$25,779	$29,825	(13.6)%

Revenues totaled $25,779 in 2006, as compared to $29,825 in 2005. Revenues in both periods consisted of advertising fees, primarily from text-based ads. The company’s primary focus over the course of the past year was on audience growth, expansion efforts to support that growth, product and technology innovation to improve user experience, acquisition-related activities and network infrastructure. All of this was critical, in our view, to support the substantial increases to our traffic, which grew from 250,000 unique users per month at the beginning of 2006 to well over 2 million by the end of 2006. We believe the 8x growth in our monthly unique user base was a direct result of our investments in these areas. This strategy continues to play to our advantage as the number of monthly unique users has subsequently grown to approximately 8 million.

With the completion of our private placement and reverse merger at the end of October 2006, we were able to hire key additional personnel, and our employee headcount grew from 15 people to 27. Consequently, we were able to invest resources in completing the build-out of our internal advertising infrastructure to be able to fulfill on direct sales, sponsorships, and the optimization of third party advertising networks. We believe we are now well positioned to generate meaningful revenue in 2007.

Costs of Revenues and Expenses

Cost of revenue and expenses primarily consist of personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses. We believe the key element to the execution of our strategy is the hiring of key personnel in all areas of our business. Our technology group, consisting of programmers, engineers, software developers and web designers, are an integral unit of our organization, as we regard the growth of our audience as being critical to success. We believe this is achieved through the design and implementation of a compelling user-interface and experience, while simultaneously putting site operations and support systems in place to produce and maintain content for our website. Other investments in personnel include the hiring of production teams, specifically for the group responsible for the design, development, marketing, and implementation of our original, Made-for-Internet programming. We will continue to invest heavily in this area of our business, including sales and marketing, advertising, service and general corporate marketing and promotions, as we believe the success of our MFI programming is integral to our business.

Other expenses directly related to generating revenue include technology and operational infrastructure, including computer equipment maintenance, co-location and Internet connectivity fees, video production, Web traffic analysis, and advertising expenses related to our MFI programming, our company and our brand.

Comparison of the Years Ended December 31, 2006 to 2005

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2006	2005	Change
Cost of revenues and expenses	$5,171,998	$1,996,419	159.1%

Our cost of revenues and expenses were $5.2 in fiscal 2006, increasing 159% above the prior year total of $2.0 million. These increases were primarily due to personnel hires, public company costs, our build-out of technical and operational support infrastructure, and professional fees.

New hires doubled the size of our employee base (from 15 to 27 full- and part-time personnel) and we incurred associated increases in salaries, wages and operating costs to support the growth of GoFish. We incurred approximately $2.4 million in personnel related costs in 2006, a 69% increase over 2005.

In order to effectively serve our rapidly growing user-base, we steadily invested in major expansion efforts around the network operations and content delivery network functions that are critical to the quality of our service. We invested in the further build-out of the technical infrastructure and technology operations systems, especially in the areas of Web design, video production, product development, quality assurance, and other costs affiliated with the quality, look, feel, and user experience of our Website. These expenses were approximately $0.5 million during fiscal 2006.

We also invested in software development and R&D activities focusing on the build-out of the primary advertising technology infrastructure. These investments were made in order to put systems in place that will eventually enable us to drive and support revenue generating activities across the site. This initial investment in the core advertising technologies and platform has led to a fully functional ad operations unit within the company that now drives all revenue generation processes. In 2006, our expenses related to this infrastructure, not including employee-related costs, were approximately $0.6 million.

We experienced our most significant cost increases in the area of public company costs resulting from our decision to conduct a reverse merger. These included corporate development, general and administrative, legal, accounting, public relations, and investor relations services, which amounted to approximately $1.6 million in expenses. The majority of these expenses were incurred in the second half of 2006.

Other Income and Expenses

Other income and expenses in 2006 were due primarily to increases in interest expense relating to debt, which was subsequently retired in full upon the closing of our reverse merger in the fourth quarter.

Comparison of the Years Ended December 31, 2006 and 2005

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2006	2005	Change
Miscellaneous income	$16,149	$798	N/A
Interest expense	(181,826)	(34,235)	431.1%

Total other income (expense)	$(165,677)	$(33,437)	395.5%

Other expense in 2006 was $165,677 and was due primarily to an increase in interest expense relating to debt. In 2006, we issued an additional $826,650 of Convertible Promissory Notes, a Note Payable in the amount of $100,000 and Bridge Notes totaling $800,000. As of September 30, 2006, we were in default on the note payable. On the closing of our reverse merger in October 2006 and the contemporaneous closing of our private placement, all the Convertible Promissory Notes along with interest was either converted into common stock or repaid and the Note Payable and Bridge Notes along with interest were repaid.

Cash used in operating activities was $4,618,743 for the year ended December 31, 2006, compared to cash used in operating activities of $1,608,717 for the year ended December 31, 2005. Operating losses resulted in a use of cash and working capital and non cash expenses provided a source of cash to GoFish for the years ended December 31, 2006 and 2005. Cash was provided by operating activities for the years ended December 31, 2006 and 2005 primarily due to our continued management of cash. We were able to offset cash used to fund our operating losses by deferring cash payments to our vendors. Cash flows were inadequate to cover expenditures for cost of revenues and expenses and cash was used to fund operating losses.

In the year ended December 31, 2006, the primary use of cash in operating activities was a $5,311,896 net loss, and a $210,915 increase in prepaid expenses. In the year ended December 31, 2006, the primary source of cash provided by operating activities was $48,607 of depreciation and amortization, $533,774 in stock-based compensation, $104,471 in non cash expenses, a $11,472 decrease in accounts receivable, a $164,559 increase in accounts payable, and a $40,845 increase in accrued liabilities.

In the year ended December 31, 2005, the primary use of cash in operating activities was a $2,000,031 net loss and a $16,561 increase in accounts receivable. In the year ended December 31, 2005, the primary source of cash provided by operating activities was $26,203 of depreciation and amortization, $57,935 in stock-based compensation, a $265,489 increase in accounts payable, and a $58,588 increase in accrued liabilities.

Net cash provided by investing activities was $6,953,104 for the year ended December 31, 2006 as compared to net cash used in investing activities of $49,607 for the year ended December 31, 2005.

In the year ended December 31, 2006, cash provided from investing activities was $8,822,698 from the cash acquired in reverse merger. Cash used in investing activities was $140,866 and $49,607 for the years ended December 31, 2006 and 2005. Cash was used in investing activities to purchase property and equipment needed to support our operations and was used to make advances to a founder and stockholder. In addition, an additional $1,728,728 is being held in escrow until certain securities filings are completed.

Cash provided by financing activities was $991,443 and $1,515,094 for the years ended December 31, 2006 and 2005, with borrowings and proceeds from the issuance of preferred and common stock as the source of cash provided by financing activities. For the year ended December 31, 2006, $1,726,650 was provided from borrowings under debt obligations and $384,793 of advances from a shareholder and $1,120,000 was used for the repayment of debt. For the year ended December 31, 2005, $1,421,000 was provided from borrowings under debt obligations and $94,094 was provided for the issuance of preferred stock, net of issuance costs.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of its assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that awe believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies to our Company:

•	Revenue recognition;

•	Accounting for stock based compensation;

•	Property and equipment;

•	Impairment of long-lived assets;

•	Income taxes; and

•	Advertising and promotion costs.

Revenue Recognition

GoFish’s revenues are derived primarily from advertising programs. Revenue is recognized when pervasive evidence of a sponsorship arrangement exists, delivery occurs and services are rendered, and at such time when the ads appear on www.gofish.com.

Accounting for Stock Based Compensation

Effective January 1, 2006, GoFish adopted the provision of Statement of Financial Accounting standards (“SFAS”) No. 123 (R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123 (R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Before January 1, 2006, GoFish accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. GoFish also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”. GoFish elected to adopt the modified prospective transition method as provided by SFAS No. 123 (R) beginning January 1, 2006 and, accordingly, financial statement amounts presented have not been restated to reflect the fair value method of expensing share-based compensation.

Prior to January 1, 2006, GoFish used the intrinsic value method to record stock-based compensation for employees, which requires that deferred stock-based compensation be recorded for the difference between an option’s exercise price and the fair value of the underlying common stock on the grant date of the option.

Property and Equipment

 Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Impairment of Long-Lived Assets

GoFish continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, GoFish uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through December 31, 2006.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets where it is more likely than not that such loss carry-forwards and deferred tax assets will not be realized.

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $243,048 and $55,696 for the years ended December 31, 2006 and 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a significant effect on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not believe the adoption of SFAS 156 will have a significant effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” “SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a significant effect on our financial statements.

Liquidity and Capital Resources

To date, GoFish has funded its operations primarily through private sales of equity securities and borrowings. As of December 31, 2006, GoFish had raised a total of $3,190,480 in debt, $647,142 in preferred stock, net of issuance costs, and received $384,793 in advances from a stockholder. As of December 31, 2006, GoFish’s sources of liquidity consisted of $3,369,542 in cash and working capital of $2,649,009.

Through December 31, 2006, GoFish issued $2,247,650 of convertible promissory notes. All the convertible promissory notes along with interest was either converted into common stock or repaid in 2006, in connection with the closing of the private offering discribed below.

In 2006, we were in default on principal and interest payment on some of these convertible promissory notes. We solicited from the holders of the convertible promissory notes subscriptions for units in our October 2006 private placement offering. Rather than accepting cash consideration for units acquired by these note holders, we agreed to issue units at a rate of one unit for each $1.50 of debt (including accrued interest) in consideration of the note holders’ cancellation of the existing notes. We paid, in full, the principal plus interest due on the applicable notes to any note holder who elected not to acquire units in GoFish’s private offering which closed on October 27, 2006. The total amount of such convertible promissory notes that were paid in full was $1,020,000.

In October 2006, Unibio closed a private offering of 8,166,667 units of its securities at a purchase price of $1.50 per unit, with each unit consisting of one share of common stock and a warrant to purchase one-half of one share of common stock at an exercise price of $1.75 per share. The reverse merger was consummated in connection with the private offering. In exchange for the units sold at the offering, Unibio received net proceeds of $8,822,698, $869,463 for the cancellation of loans and $1,295,540 in cancelled convertible promissory notes as described above.

In 2006, we issued a $100,000 note payable to one of our shareholders. The note payable was due April 30, 2006 and bore interest at a rate of 10% per year. As of September 30, 2006, we were in default on the note payable. At the closing of the private offering in October 2006, this debt was retired in full with proceeds of our private offering.

In 2006, we also issued bridge notes in the principal amount of $800,000 to Internet Television Distribution LLC. The bridge notes were due October 31, 2006 and bore interest at a rate of 5% per month. The bridge notes were secured by existing and future personal property, including patents, trademarks, and copyrights. At the closing of the private offering  in October 2006, these notes were cancelled in full (including principal and interest) and Internet Television Distribution LLC received in exchanged 579,642 units in our private placement offering in October 2006.

If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, trade accounts receivable, accounts payable, and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to our debt; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

At December 31, 2006, GoFish had $3,369,542 in cash. A hypothetical 10% increase or decrease in interest rates would not have a material impact on its earnings or losses, or the fair market value or cash flow from cash.

Off-Balance Sheet Arrangements

For the fiscal years ended December 31, 2006 and 2005 we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements, along with the report of our independent registered public accounting firm thereon, are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

GoFish maintains disclosure controls and procedures that have been designed to ensure that information related to GoFish is recorded, processed, summarized and reported on a timely basis. We review these disclosure controls and procedures on a periodic basis.

During the first quarter of 2007, we signed a definitive merger agreement with Bolt as described further in Item 1, Part I of this Form 10-KSB. As a result, resources in our accounting department devoted significant time during the first quarter to matters relating to that agreement. We subsequently allocated accounting resources to the completion of our year-end audit and preparation of this Form 10-KSB, but were unable to file this Form 10-KSB within the prescribed time period because we needed additional time to complete a review of the information required to be included in the Form 10-KSB and to complete the outside audit of our financial statements. However, we were able to file this report within the 15-day extension period provided by Rule 12b-25.

Based upon their evaluation as of the end of the period covered by this report, and in light of our filing of a Form 12b-25 to extend the filing deadline for this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006. This deficiency consisted primarily of inadequate staffing in our accounting department. However, since that date and up to the filing date of this report, we have allocated additional resources in our accounting department to the preparation of our financial statements and periodic reports. Further, as internal control issues have been identified, management has taken steps to remediate such matters. If additional internal control issues come to light, management intends to address them promptly. Prior to becoming a public company in October 2006, we were a small private company with a very limited staff in our accounting and finance department. However, since becoming a public company, we have implemented improvements to our policies and procedures and our accounting and finance department. As our business develops, we expect to continue to develop, mature and implement various procedures relating to our disclosure controls and procedures.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position
Michael Downing	34	Chief Executive Officer and Director
Tabreez Verjee	31	President & Director
Greg Schroeder	39	Chief Technology Officer
Lennox L. Vernon	60	Chief Accounting Officer & Director of Operations
Peter Guber	65	Director
Riaz Valani	30	Director

Our directors and officers hold office until the earlier of their death, resignation, or removal or until their successors have been duly elected and qualified. There are no family relationships among our directors and executive officers.

Michael Downing, Chief Executive Officer and Director

Michael Downing has served as GoFish’s Chief Executive Officer and a director since October 27, 2006. From that date and until February 26, 2007, Mr. Downing also served as President of GoFish. Mr. Downing co-founded GoFish Technologies, Inc. in 2003 and serves as its Chief Executive Officer. Mr. Downing was also the co-founder and chief executive officer of Musicbank Inc., the first fully licensed music subscription platform on the Internet in partnership with Time Warner, Sony, BMG, Universal, EMI and Virgin, where he worked from 1999 through 2001. Mr. Downing is the former chief operating officer at Sonique, one of the first online music management applications and technologies enabling consumers to listen to music files on their computers. Sonique was sold to Lycos in 1999. Mr. Downing co-founded and until 1998 was the senior vice president of Addwater Inc., an early interactive agency in San Francisco that worked with leading brands such as Adidas, Sony and Joe Boxer. Mr. Downing is a digital media expert and a frequent speaker on new technology and consumer behavior. He received his B.A. from the University of California, Davis.

Tabreez Verjee, President & Director

Tabreez Verjee has served as GoFish’s President since February 26, 2007 and has served as a director since October 27, 2006. Mr. Verjee is currently a General Partner at Global Asset Capital, LLC, where he has worked since 1997. Mr. Verjee was most recently the managing partner of a management company which directed more than $500 million in committed assets from leading global institutional investors across two venture capital funds and over 40 portfolio companies in the United States and Europe. Prior to that, Mr. Verjee co-headed IMDI/Sonique and successfully negotiated its sale to Lycos. Sonique was one of the most popular consumer internet music applications with approximately four million unique users and status as the fifth most downloaded application on the Internet in 1999. Mr. Verjee also brings media finance expertise to GoFish from his prior role as managing director of Global Entertainment Capital, which was a pioneer in media asset securitizations with $150 million in committed capital. Mr. Verjee began his career as a strategy consultant at Bain & Company. Mr. Verjee received his bachelor of science in Engineering with honors at the University of California at Berkeley. He currently serves as a director of kiva.org and is a charter member of Tie.

Riaz Valani, Director

Riaz Valani joined GoFish’s board of directors on October 27, 2006. Mr. Valani is currently a General Partner at Global Asset Capital, LLC, where he has worked since 1997. He previously served as Chairman of Viventures Partners SA and President of IMDI/Sonique.  Mr. Valani was a Managing Director of Global Entertainment Capital and was with Gruntal & Co. focused on private equity and asset securitizations.   Mr. Valani was one of the two investment bankers that engineered the acclaimed “David Bowie Bonds” which was awarded Deal of the Year in 1997.  Mr. Valani also privatized Quorum Growth Capital, one of Canada’s leading publicly traded venture capital firms in a successful management led buyout.  Cumulatively he has several billion dollars of transactional expertise across structured finance, real estate, and private equity. He has overseen portfolios of over fifty venture investments in technology, media, and telecom companies, and real estate investments in over twenty office and hospitality properties. He currently serves as a director of Maritz Properties, Inc., Avex Funding Corporation and is a Charter Member of TiE.

Greg Schroeder, Chief Technology Officer

Greg Schroeder joined GoFish as its Chief Technology Officer on October 30, 2006. Mr. Schroeder brings over 20 years of in-depth experience in the technology industry. Prior to joining GoFish and since 2002, Mr. Schroeder was Chief Architect and Director of New Business at Kodak Imaging Network. Mr. Schroeder was responsible for internal systems and processes, as well as intra-corporate and inter-corporate partnerships. From 2001 to 2002, Mr. Schroeder was a principal architect at Manguistics, Inc. Previously, Mr. Schroeder held key managerial and technical leadership positions in several companies across a variety of industries, from enterprise solutions to application service providers to relational databases, including ProBusiness (ADP), Illustra (Informix, IBM) and Britton Lee (Teradata, NCR, AT&T). Mr. Schroeder attended Harvard and UCLA, graduating with degrees in Linguistics and Computer Science.

Lennox L. Vernon, Chief Accounting Officer & Director of Operations

Lennox Vernon joined GoFish as its Chief Accounting Officer and Director of Operations on October 30, 2006. Mr. Vernon brings over 25 years of successful financial and operations experience to GoFish. Prior to joining GoFish and since 2004, Mr. Vernon was Controller of Moderati Inc., a provider of high-impact mobile content to consumers and wireless carriers. Previously, from 2003 to 2004, Mr. Vernon was the Controller of Optiva Inc. and from 2002 to 2003, he was the Controller of PaymentOne Corporation. From 2000 through 2002, Mr. Vernon was a financial consultant whereby he managed financial accounting and economic projects, and completed year end reports, annual reports and proxy statements. Mr. Vernon has also worked for many years at various software companies including Fair Isaac, as Acting CFO, at Macromedia, a developer of software tools for web publishing, multimedia and graphics, as Vice President Controller and at Pixar, a high-tech graphics and animation studio, as Corporate Controller. Mr. Vernon graduated from San Jose State University with a Bachelor of Science, and is a certified public accountant in the State of California.

Peter Guber, Director

Peter Guber joined GoFish’s board of directors on November 3, 2006. Mr. Guber is a thirty-year veteran of the entertainment industry.  His positions previously held include: Former Studio Chief, Columbia Pictures; Founder of Casablanca Record and Filmworks; Founder, and Former Chairman/CEO, PolyGram Filmed Entertainment; Founder and Former Co-owner, Guber-Peters Entertainment Company; and Former Chairman and CEO, Sony Pictures Entertainment. After leaving Sony in 1995, Mr. Guber formed Mandalay as a multimedia entertainment vehicle in motion pictures, television, sports entertainment and new media. Mr. Guber is a professor at the UCLA School of Theater, Film and Television and has been a member of the faculty for over 30 years.  He also can be seen every Sunday morning on the American Movie Channel (AMC), as the co-host of the critically acclaimed show, Sunday Morning Shootout.

Our above-listed officers and directors have neither been convicted in any criminal proceeding during the past five years nor parties to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal of state securities laws or commodities laws. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Board of Directors and Corporate Governance

GoFish’s board of directors consists of four members: Michael Downing, Peter Guber, Riaz Valani and Tabreez Verjee. There is one vacancy on the five-member board. The board has commenced a search for qualified candidates to fill the vacancy on the board of directors.

Our board of directors did not hold any formal meetings since the reverse merger was completed in October 2006, but given the board’s size numerous informal meetings were held since the reverse merger and the board acted by written consent on several occasions.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Board Committees

GoFish has not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. Based on GoFish’s small size and its early development stage, the board has not yet designated such committees. Unibio did not designate such committees before the reverse merger was completed. The board intend to designate one or more such committees as soon as practicable.

The board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by Sarbanes-Oxley and the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC.  Additionally, the board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the board of directors, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Code of Ethics

Given GoFish’s small size and the early development stage of its business, GoFish has not formally adopted a written code of ethics that applies to GoFish’s principal executive officer, principal financial officer or controller, or persons performing similar functions. Unibio did not adopt a written code of ethics before the reverse merger was completed. We intend to formalize and adopt a written code of ethics as soon as practicable.

Material Changes to Procedures to Nominate Directors

We did not make any material changes to the procedures by which security holders may recommend nominees to our board.

Consideration and Determination of Executive and Director Compensation

Because compensation decisions for executive officers are made by the entire board of directors, several employees, including our senior executives, participate in the determination of compensation policy. These executive officers are Michael Downing (Chief Executive Officer) and Tabreez Verjee (President). As members of the board of directors, these executive officers make recommendations and participate in the voting with respect to the compensation of executive officers.

Stockholder Communication

Stockholders desiring to send a communication to the board of directors, or to a specific director, may do so by delivering a letter to the Secretary of the company at 500 Third Street, Suite 260, San Francisco, California 94107. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder-director communication.” All such letters must identify the author as a stockholder and clearly state whether the intended recipients of the letter are all members of the board of directors or certain specified individual directors. The Secretary will circulate such letters to the appropriate director or directors of GoFish.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Michael Downing	2006	$97,168	—	—	$275,000	—	—	$9,519	$381,687
Chief Executive Officer	2005	$72,000	—	—	—	—	—	$788	$72,788

Greg Schroeder	2006	$39,205	—	—	$151,250	—	—	$3,548	$194,003
Chief Technology Officer	2005	—	—	—	—	—	—	—	—

(1)
The amounts shown in column (f) represent the compensation costs of stock options for financial reporting purposes for fiscal year 2006 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (f) reflect ratable amounts expensed for grants that were made in fiscal years 2006 and 2005. There can be no assurance that the FAS 123(R) amounts will ever by realized.

Outstanding Equity Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Michael Downing	—	500,000	—	$1.50	10/27/2016	500,000	$1,960,000	—	—
Greg Schroeder	—	275,000	—	$1.50	10/30/2016	275,000	$1,078,000	—	—

Compensation of Directors

Other than an option award to Peter Guber upon his appointment to the board of directors, there are currently no compensation arrangements in place for members of the board. Mr. Guber was awarded an option to purchase 500,000 shares of common stock, at an exercise price of $1.50 per share, upon his appointment to the board. The amount of compensation costs of such stock options for financial reporting purposes for fiscal year 2006 under FAS 123(R) was $275,000. There can be no assurance that the FAS 123(R) amount will ever by realized.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2007. The table sets forth the beneficial ownership of each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock, each of our directors and executive officers, and all of our directors and executive officers as a group. The address of each director and executive officer is c/o GoFish Corporation, 500 Third Street, Suite 260, San Francisco, CA 94107.

Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class of Shares Beneficially Owned(1)
Michael Downing	1,648,670		6.8%
Riaz Valani	4,522,055	(2)	18.4%
Tabreez Verjee	4,394,463	(3)	18.0%
Peter Guber	102,315	(4)	0.4%
Executive Officers and Directors as Group (6 persons)	6,298,041		25.5%

(1)  Beneficial ownership percentages are calculated based on 24,130,285 shares of common stock issued and outstanding as of April 12, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 12, 2007. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2) Includes 46,805 shares of common stock, 91,992 shares underlying stock options and 13,795 warrants exercisable within 60 days of April 12, 2007 held by Mr. Valani and 4,079,642 of common stock and warrants to purchase 289,821 shares of common stock, exercisable within 60 days of April 12, 2007, held by Internet Television Distribution LLC. Mr. Valani is a member of Internet Television Distribution LLC and has shared voting and investment power over the shares owned of record by Internet Television Distribution LLC.
(3)   Includes 25,000 shares of common stock held by a relative of Mr. Verjee and  4,079,642 shares of common stock and warrants to purchase 289,821 shares of common stock, exercisable within 60 days of April 12, 2007, held by Internet Television Distribution LLC. Mr. Verjee is a member of Internet Television Distribution LLC and has shared voting and investment power over the shares owned of record by Internet Television Distribution LLC.

(4)   Includes 102,315 shares underlying stock options exercisable within 60 days of April 12, 2007.

Information regarding equity compensation plans is included in Item 5 hereof and is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with GoFish Technologies, Inc. Founders - Edward Casey and Michael Downing

On May 7, 2003 and October 15, 2004, Michael Downing, the Chief Executive Officer and co-founder of GoFish entered into stock purchase agreements with GoFish pursuant to which he purchased a total of 7,200,000 (2,484,375 shares post reverse merger) shares of common stock, for total consideration of $805. On October 22, 2004, GoFish entered into a stock restriction agreement with Michael Downing (the “Stock Restriction Agreement”). Under the Stock Restriction Agreement, 3,600,000 (1,242,187 shares post reverse merger) shares of common stock held by Mr. Downing became subject to a repurchase option by GoFish (the “Restricted Shares”). Under the terms of the Stock Restriction Agreement, all Restricted Shares would have been released from GoFish’s repurchase option as of November 1, 2006. Under the terms of the merger Agreement, GoFish waived its right to repurchase the Restricted Shares.

In September, 2005 and June, 2006, GoFish entered into Stock Repurchase Agreements with Michael Downing (the “Repurchase Agreements”). Under the terms of the Repurchase Agreements, Mr. Downing sold GoFish a total of 2,656,511 shares of common stock for a purchase price of $265.20.

In 2004 and 2005, GoFish advanced an aggregate of $17,216 to Michael Downing which Michael Downing has yet to repay.

On Apri1 21, 2006, Michael Downing made a loan to GoFish in the principal amount of $100,000 (the “Downing Loan”). The Downing Loan bears interest at a rate of 10%, compounded annually. The Downing Loan was due on April 30, 2006, and was repaid by us on the October 27, 2006.

Transactions with ITD and its Affiliates

Riaz Valani and Tabreez Verjee, who currently serve as two of our directors, entered into consulting agreements with ITD. on September 28, 2006. Under the terms of the consulting agreements, Messrs. Valani and Verjee provide advisory services to ITD. The consulting agreements have a term of one year and may be renewed with the consent of the parties. Compensation under the consulting agreements is $100 each per year as well as the reimbursement of all reasonable expenses incurred. ITD also has a consulting agreement with GoFish, pursuant to which it provides advisory services to GoFish related to GoFish’s operational and strategic business strategy. ITD’s sole stockholder is Internet Television Distribution LLC, in which Messrs. Verjee and Valani are the only members.

On October 27, 2006, and in accordance with the merger agreement, ITD Acquisition Corp., our wholly-owned subsidiary, merged with and into ITD, with ITD remaining as the surviving entity and a wholly-owned subsidiary of ours. In connection with such merger, we issued 3,500,000 shares of common stock to Internet Television Distribution LLC the sole shareholder of ITD, in exchange for the issued and outstanding shares of ITD. Following the merger, ITD continues to provide advisory and consulting services to GoFish.

GoFish and Internet Television Distribution LLC were parties to a Loan Agreement (the “Loan Agreement”), dated August 22, 2006, as subsequently amended on September 22 and September 28, 2006. Under the terms of the Loan Agreement, GoFish became indebted to Internet Television Distribution LLC in the approximate amount of $869,463 (including interest) (the “Loan”) as a result of funds borrowed by GoFish from Internet Television Distribution LLC since August 22, 2006. The Loan was scheduled to mature on October 31, 2006 but could have been extended in connection with the October 27, 2006 mergers. Interest accrued on the Loan at the rate of 5% per month, and the terms of the Loan provided for additional interest payments in certain circumstances. The Loan was secured by a security interest in all of GoFish’s existing and future personal property, including its patents, trademarks and copyrights, as granted by several security agreements. Michael Downing also pledged all shares of GoFish common stock owned by him to Internet Television Distribution LLC as additional collateral for GoFish’s obligations under the Loan Agreement. The Loan Agreement contained covenants pursuant to which GoFish agreed not to take certain actions until repayment of the Loan.

In connection with our private offering that closed concurrently with the mergers, Internet Television Distribution LLC agreed to convert the Loan into units at the rate of one unit for each $1.50 of unpaid principal and accrued interest of the Loan. As of October 27, 2006, Internet Television Distribution LLC cancelled the debt in full and received 579,642 units in the private offering. Upon conversion of the Loan, Internet Television Distribution LLC’s security interest was terminated and discharged, and GoFish was no longer subject to the obligations of the Loan Agreement. Internet Television Distribution LLC further agreed, upon the conversion of the Loan into units, to forgo any interest beyond 5% per month.

Other Transactions

Prior to October 27, 2006, we transferred all of our operating assets and liabilities to our wholly-owned subsidiary, GF Leaseco, Inc., and on October 27, 2006, split-off GF Leaseco, Inc. through the sale of all of the outstanding capital stock of GF Leaseco, Inc. In connection with the split-off, 9,166,666 shares of common stock held by two former directors of our company prior to the reverse merger were surrendered and cancelled without further consideration.

In connection with the October 30, 2006 appointment of Peter Guber to our board of directors, we granted to Mr. Guber, options to purchase 500,000 shares of common stock at a price of $1.50 per share. One-twelfth (1/12) of the option vest on each quarterly anniversary of the date of grant.

Director Independence

The following directors sit on our board of directors: Michael Downing, Peter Guber, Riaz Valani and Tabreez Verjee. We believe that Peter Guber is an “independent” director as that term is defined by SEC rules. GoFish does not currently have a separately designated audit, nominating or compensation committee.

ITEM 13. EXHIBITS.

The exhibits filed as part of this annual report on Form 10-KSB are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below is a summary of certain fees paid to Rowbotham & Company LLP, our independent registered public accounting firm, for services in the fiscal period ended December 31, 2006. In determining the independence of Rowbotham & Company LLP, the board of directors acting as the audit committee considered whether the provision of non-audit services is compatible with maintaining Rowbotham & Company LLP’s independence.

	2006	2005
Audit Fees	$246,956	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$246,956	$—

Below is a description of the nature of services comprising the fees disclosed for each category above.

The total audit fees and reimbursement of expenses paid to Rowbotham & Company LLP were $246,956 for the audits performed during the year ended December 31, 2006, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, GoFish Corporation has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on April 16, 2007.

GoFish Corporation

By:	/s/ Michael Downing
Name: Michael Downing
Title: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Downing Michael Downing	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2007

/s/ Lennox L. Vernon Lennox L. Vernon	Chief Accounting Officer and Director of Operations (Principal Financial Officer & Principal Accounting Officer)	April 16, 2007

/s/ Tabreez Verjee Tabreez Verjee	President and Director	April 16, 2007

/s/ Riaz Valani Riaz Valani	Director	April 16, 2007

/s/ Peter Guber Peter Guber	Director	April 16, 2007

EXHIBIT INDEX

Exhibit No.	Document Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of October 27, 2006, by and among GoFish Corporation, a Nevada corporation, GF Acquisition Corp., a California corporation, GoFish Technologies, Inc., a California corporation, ITD Acquisition Corp., a Delaware corporation and Internet Television Distribution Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

3.1
Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005 (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006).

3.2
Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2006)

3.3
Bylaws of GoFish Corporation (f/k/a Unibio Inc.) (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006).

4.1
Form of warrant of GoFish Corporation issued in private offering completed October 27, 2006 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

4.2
Lock-Up Agreement by and between Michael Downing and Tompkins Capital Group (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

4.3
Lock-Up Agreement by and between Riaz Valani and Tompkins Capital Group (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

4.4
Lock-Up Agreement by and between Tabreez Verjee and Tompkins Capital Group (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.1
Escrow Agreement, dated as of October 27, 2006, by and between GoFish Corporation, Michael Downing, Riaz Valani and Gottbetter & Partners, LLP (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.2
Form of Subscription Agreement, dated as of October 27, 2006, by and between GoFish Corporation and the investors in the private offering completed October 27, 2006 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.3
Form of Registration Rights Agreement, dated as of October 27, 2006, including the Consent and Acknowledgment thereto, by and between GoFish Corporation and the investors in the private offering completed October 27, 2006 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

Exhibit No.	Document Description
10.4
Split-Off Agreement, dated as of October 27, 2006, by and among GoFish Corporation, Dianxiang Wu, Jianhua Xue, GoFish Technologies, Inc. and GF Leaseco, Inc. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.5
Employment Agreement, dated October 27, 2006, by and between GoFish Corporation and Michael Downing (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.6
Form of Indemnity Agreement by and between GoFish Corporation and Outside Directors of GoFish Corporation (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.7	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.8
Form of Incentive Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.9
Form of Non-Qualified Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.10
Employment Agreement dated as of October 30, 2006 by and between GoFish Corporation and Greg Schroeder (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.11
Employment Agreement dated as of October 30, 2006 by and between GoFish Corporation and Lennox L. Vernon (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.12
Strategic Alliance Agreement between GoFish Corporation and Kaleidescope Sports and Entertainment LLC entered into December 22, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006)

10.13
Form of Base Warrant issued to designees of Kaleidescope Sports and Entertainment LLC as of January 1, 2007 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006)

10.14
Employment Agreement dated as of February 26, 2007 by and between Tabreez Verjee and GoFish Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2007)

10.15
Amendment to Employment Agreement dated as of February 26, 2007 by and between Michael Downing and GoFish Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2007)

21.1	Subsidiaries of GoFish Corporation*

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Document Description
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Index to Consolidated Financial Statements

Audited Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F - 2
Consolidated Balance Sheet for the year ended December 31, 2006	F - 3
Consolidated Statements of Operations for the years ended December 31, 2006	F - 4
and for the period from May 13, 2003 (inception) to December 31, 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006	F - 5 to F - 8
and for the period from May 13, 2003 (inception) to December 31, 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2006	F - 9
and for the period from May 13, 2003 (inception) to December 31, 2006
Notes to the Consolidated Financial Statements	F - 10 to F - 25

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GoFish Corporation

We have audited the accompanying consolidated balance sheet of GoFish Corporation (a development stage company) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2006 and for the period from May 13, 2003 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006 and for the period from May 13, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net loss since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham & Company LLP

San Francisco, California
April 9, 2007

Consolidated Balance Sheet

December 31,
2006
Assets

Current assets:
Cash	$3,369,542
Restricted cash	1,728,728
Accounts receivable	5,152
Due from founder and stockholder	17,216
Prepaid expenses	210,915

Total current assets	5,331,553

Property and equipment, net	157,320

Other assets	10,000

Total assets	$5,498,873

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$496,082
Accrued liabilities	72,941
Due to stockholder	384,793

Total current liabilities	953,816

Commitments and contingencies	—

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at December 31, 2006	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 23,099,230 shares issued and outstanding at December 31, 2006	23,100
Notes receivable from stockholders	(18,910)
Additional paid-in capital	12,316,001
Deferred stock-based compensation	(27,703)
Accumulated deficit	(7,747,431)

Total stockholders’ equity (deficit)	4,545,057

Total liabilities and stockholders’ equity (deficit)	$5,498,873

Consolidated Statements of Operations

			Period From
			May 13, 2003
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenues	$25,779	$29,825	$55,667

Cost of revenues and expenses	5,171,998	1,996,419	7,604,390

Operating loss	(5,146,219)	(1,966,594)	(7,548,723)

Other income (expense):
Miscellaneous income	16,149	798	17,353
Interest expense	(181,826)	(34,235)	(216,061)

Total other income (expense)	(165,677)	(33,437)	(198,708)

Net loss before provision for income taxes	(5,311,896)	(2,000,031)	(7,747,431)

Provision for income taxes	—	—	—

Net loss	$(5,311,896)	$(2,000,031)	$(7,747,431)

Net loss per share - basic and diluted	$(0.51)	$(0.22)

Shares used to compute net loss per share - basic and diluted	10,413,414	8,929,531

Consolidated Statements of Stockholders’ Equity (Deficit)

					Notes		Deferred
			Common		Receivable	Additional	Stock-
	Preferred Stock		Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balances as of May 13, 2003	—	$—	—	$—	$—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—	(25,307)	(25,307)

Balances as of December 31, 2003	—	$—	—	$—	$—	$—	$—	$(25,307)	$(25,307)

Consolidated Statements of Stockholders’ Equity (Deficit)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2004	—	$—	—	$—	$—	$—	$—	$(25,307)	$(25,307)

Issuance of Series A Preferred Stock in November for cash and conversion of note payable and accrued expenses, net of issuance costs of $45,437	3,132,313	3,132	—	—	—	609,217	—	—	612,349

Issuance of Common Stock in November for notes receivable	—	—	9,007,500	9,008	(2,663)	(6,345)	—	—	—

Nonemployees stock-based compensation charge	—	—	—	—	—	5,902	—	—	5,902

Deferred stock-based compensation to employees	—	—	—	—	—	6,800	(6,800)	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	733	—	733

Net loss	—	—	—	—	—	—	—	(410,197)	(410,197)

Balances at December 31, 2004	3,132,313	$3,132	9,007,500	$9,008	$(2,663)	$615,574	$(6,067)	$(435,504)	$183,480

Consolidated Statements of Stockholders’ Equity (Deficit)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2005	3,132,313	$3,132	9,007,500	$9,008	$(2,663)	$615,574	$(6,067)	$(435,504)	$183,480

Issuance of Series A Preferred Stock in March for cash, net of issuance costs of $68,170	772,687	773	—	—	—	93,321	—	—	94,094

Repurchase of Common Stock in July and cancellation of notes receivable	—	—	(1,528,126)	(1,528)	754	774	—	—	—

Issuance of Common Stock in September for notes receivable	—	—	2,133,333	2,133	(42,667)	40,534	—	—	—

Nonemployees stock-based compensation charge	—	—	—	—	—	42,032	—	—	42,032

Deferred stock-based compensation to employees	—	—	—	—	—	56,500	(56,500)	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	15,903	—	15,903

Net loss	—	—	—	—	—	—	—	(2,000,031)	(2,000,031)

Balances at December 31, 2005	3,905,000	$3,905	9,612,707	$9,613	$(44,576)	$848,735	$(46,664)	$(2,435,535)	$(1,664,522)

Consolidated Statements of Stockholders’ Equity (Deficit)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2006	3,905,000	$3,905	9,612,707	$9,613	$(44,576)	$848,735	$(46,664)	$(2,435,535)	$(1,664,522)

Issuance of Common Stock in April in exchange for notes receivable	—	—	37,500	37	(750)	713	—	—	—

Repurchase of Common Stock in April and cancellation of notes receivable	—	—	(426,562)	(426)	8,531	(8,105)	—	—	—

Repurchase of Common Stock in May and cancellation of notes receivable	—	—	(2,161,719)	(2,162)	10,498	(8,336)	—	—	—

Repurchase of Common Stock in August and cancellation of notes receivable	—	—	(375,000)	(375)	7,500	(7,125)	—	—	—

Repurchase of Common Stock in September and cancellation of notes receivable	—	—	(150,000)	(150)	150	—	—	—	—

Issuance of Common Stock in September in exchange for a notes receivable	—	—	13,125	13	(263)	250	—	—	—

Effects of reverse merger	(3,905,000)	(3,905)	16,549,179	16,550	—	10,975,056	—	—	10,987,701

Nonemployees stock-based compensation charge	—	—	—	—	—	268,098	—	—	268,098

Employee stock-based compensation charge	—	—	—	—	—	246,715	—	—	246,715

Amortization of deferred stock-based compensation	—	—	—	—	—	—	18,961	—	18,961

Net loss	—	—	—	—	—	—	—	(5,311,896)	(5,311,896)

Balances at December 31, 2006	—	$—	23,099,230	$23,100	$(18,910)	$12,316,001	$(27,703)	$(7,747,431)	$4,545,057

Consolidated Statements of Cash Flows

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flow from operating activities:
Net loss	$(5,311,896)	$(2,000,031)	$(7,747,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,607	26,203	85,439
Stock-based compensation	533,774	57,935	598,344
Non cash expenses	104,471	—	104,471
Changes in operating assets and liabilities:
Accounts receivable	11,472	(16,561)	(5,152)
Prepaid expenses	(210,915)	—	(210,915)
Other assets	340	(340)	(10,000)
Accounts payable	164,559	265,489	496,082
Accrued liabilities	40,845	58,588	122,294

Net cash used in operating activities	(4,618,743)	(1,608,717)	(6,566,868)

Cash flow from investing activities:
Cash acquired in reverse merger	8,822,698	—	8,822,698
Funds held as restricted cash	(1,728,728)	—	(1,728,728)
Advances to founder and stockholder	—	(5,577)	(17,216)
Purchase of property and equipment	(140,866)	(44,030)	(242,759)

Net cash provided by (used in) investing activities	6,953,104	(49,607)	6,833,995

Cash flow from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance cost	—	94,094	647,142
Due to stockholder	384,793	—	384,793
Proceeds from issuance of notes payable	100,000	—	142,830
Repayment of notes payable	(100,000)	—	(100,000)
Proceeds from issuance of secured bridge notes	800,000	—	800,000
Proceeds from issuance of convertible promissory notes	826,650	1,421,000	2,247,650
Repayment of convertible promissory notes	(1,020,000)	—	(1,020,000)

Net cash provided by financing activities	991,443	1,515,094	3,102,415

Net increase (decrease) in cash and cash equivalents	3,325,804	(143,230)	3,369,542

Cash at beginning of the period	43,738	186,968	—

Cash at the end of the period	$3,369,542	$43,738	$3,369,542

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

1. The Company

General - GoFish Technologies, Inc. was incorporated in the State of California on May 13, 2003.

Unibio Inc. was incorporated in the state of Nevada on February 2, 2005. On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation.

Merger - On October 27, 2006, GoFish Technologies, Inc. was acquired by Unibio Inc. In the transactions, GoFish Technologies, Inc. merged with a subsidiary of GoFish Corporation and became a wholly-owned subsidiary of GoFish Corporation, and Internet Television Distribution Inc. merged with a subsidiary of GoFish Corporation and became a wholly-owned subsidiary of GoFish Corporation (the “Mergers”). The officers and board members of GoFish Corporation resigned and were replaced by officers of GoFish Technologies, Inc. along with newly elected board members.

Concurrently with the closing of the Mergers, GoFish Corporation consummated a private offering (the “Offering”) of 8,166,667 units of its securities (the “Units”), at a purchase price of $1.50 per Unit. Each Unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock for a period of five years at an exercise price of $1.75 per share (the “Investor Warrants”), which Investor Warrants are callable by the Company under certain circumstances.

Prior to the Mergers, GoFish Technologies, Inc. had issued convertible promissory notes in the aggregate amount of approximately $2,387,419, including principal and interest. GoFish Corporation solicited subscriptions in the Offering from the GoFish Technologies, Inc. noteholders. Rather than accepting cash consideration for Units acquired by these noteholders, GoFish Corporation agreed to issue Units at a rate of one Unit for each $1.50 of debt (including accrued interest) in consideration of the note holders’ cancellation of the existing notes. Noteholders who elected not to participate in the Offering were repaid the principal and accrued interest on their notes in full from the proceeds of the Offering. Also prior to the Mergers, Internet Television Distribution LLC made a loan to GoFish Technologies, Inc. in the amount of approximately $869,463, including interest. Internet Television Distribution LLC agreed to accept Units at a rate of one Unit for each $1.50 of debt (including accrued interest) as consideration for the cancellation of this indebtedness.

A summary is as follows:

Gross proceeds from the Offering	$12,250,000

Offering costs	(1,262,299)

Effect of the merger	10,987,701

Cancellation of convertible promissory notes and interest	(1,295,540)

Cancellation of loan and accrued interest	(869,463)

Net proceeds	$8,822,698

Contemporaneously with the closing of the Mergers, GoFish Corporation executed a Split-Off Agreement with certain shareholders whereby all the assets and liabilities of GoFish Corporation just prior to the Mergers were exchanged for 9,166,666 shares of common stock of GoFish Corporation and GoFish Technologies, Inc. Series A Preferred Stock stockholders converted their holdings into common stock.

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A summary of the common stock outstanding of GoFish Corporation subsequent to the above is as follows:

Shares outstanding prior to the Merger	16,666,674

Shares issued to GoFish Technologies, Inc. shareholders	3,632,555

Shares issued to Internet Television Distribution LLC	3,500,000

Shares issued from the private placement	8,166,667

Shares issued to consultants	300,000

Shares cancelled in accordance with the Split-Off Agreement	(9,166,666)

Shares outstanding	23,099,230

GoFish Corporation also assumed all outstanding GoFish Technologies, Inc.’s stock options and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on a exchange ratio of .345022 for 1.

The transaction has been treated as a reverse merger and recapitalization of GoFish Technologies, Inc. for reporting purposes.

GoFish Corporation and subsidiaries (the “Company”) have developed a web site which allows users to place their videos on the site for others to view.

Management’s Plan - The Company has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation.

Going Concern - The Company’s financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The consolidated financial statements include the financial statements of GoFish Corporation and its wholly-owned subsidiaries. All significant transactions and balances between the GoFish Corporation and its subsidiaries have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments - The carrying amounts of cash, restricted cash, accounts receivable, due from founder and stockholder, prepaid expenses, accounts payable, accrued liabilities, and due to stockholder approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all short-term, interest-bearing deposits with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company places its cash in banks. Cash in excess of federally insured limits totaled $3,269,273 at December 31, 2006.

The Company generally requires no collateral from its customers. At December 31, 2006, one customer accounted for 100% of accounts receivable. For the year ended December 31, 2006, three customers accounted for 41%, 20% and 14% of total revenues. For the year ended December 31, 2005, three customers accounted for 43%, 34%, and 18% of total revenues.

Restricted Cash - Restricted cash represents amounts from the Offering that are being held in escrow until certain securities filing requirements are completed. Upon completion of the filing requirements, the funds are expected to be released and available for use by the Company.

Accounts Receivable - An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has not recorded an allowance against its receivables based on management’s estimate that the balance at December 31, 2006 is fully collectible.

Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

Impairment of Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through December 31, 2006.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforwards and deferred tax assets will not be realized.

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Revenue Recognition - Revenues are derived from advertising programs. The Company’s advertising programs offer advertisers the ability to place text-based ads on videos. Revenues are recognized as revenue at the time the ads appear.

Expense Recognition - Expenses are charged to expense as incurred.

Advertising and Promotion Costs - Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $243,048 and $55,696 for the years ended December 31, 2006 and 2005 and $301,446 for the period from inception to December 31, 2006.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting standards (“SFAS”) No. 123 (R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123 (R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period, generally the vesting period of the equity grant. Before January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123 (R) beginning January 1, 2006 and, accordingly, financial statement amounts presented have not been restated to reflect the fair value method of expensing share-based compensation.

Included in cost of revenues and expenses is $533,774 of stock-based compensation. This amount includes $464,541 of stock-based compensation related to the adoption of SFAS 123 (R) and $69,233 of stock-based compensation related to warrants.

Prior to January 1, 2006, the Company used the intrinsic value method to record stock-based compensation for employees, which requires that deferred stock-based compensation be recorded for the difference between an option’s exercise price and the fair value of the underlying common stock on the grant date of the option.

Share based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions at December 31:

	December 31,	December 31,
	2006	2005

Risk free interest rate	4.57% - 5.07%	4.13% - 4.49%

Expected lives	10 Years	10 Years

Expected volatility	62%	0%

Dividend yields	0%	0%

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for the awards under a method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have increased to the pro forma amounts indicated below:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
Net loss, as reported	$(2,000,031)	$(410,197)	$(2,435,535)

Add: stock-based compensation expense included in reported net income	68,235	15,423	84,766

Deduct: total stock-based compensation expense determined under the fair value based method for all awards	(68,235)	(15,423)	(84,766)

Pro forma net loss	$(2,000,031)	$(410,197)	$(2,435,535)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the twelve months ended December 31, 2006 and 2005, and the period from inception to December 31, 2006.

Research and Development - Research and development costs are charged to operations as incurred.

Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Options issuable upon exercise of stock options	485,251	540,965
Shares issuable upon exercise of warrants	2,393,427	—
Shares issuable upon conversion of Series A preferred stock	3,416,875	3,679,633

Total	6,295,553	4,220,598

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Comprehensive Loss - The Company has no components of comprehensive income (loss) other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (the CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

Recent Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not believe the adoption of SFAS 156 will have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a significant effect on its financial statements.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” “SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a significant effect on its financial statements.

3. Property and Equipment

Property and equipment, net consists of the following at December 31, 2006:

December 31,
2006
Computer equipment and software	$239,874
Furniture and fixtures	2,885

Total property and equipment	242,759

Less accumulated depreciation and amortization	(85,439)

Property and equipment, net	$157,320

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Depreciation and amortization expense totaled $48,607 and $26,203 for the years ended December 31, 2006 and 2005 and $85,439 for the period from inception to December 31, 2006.

4. Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2006:

December 31,
2006
Accrued compensation	$37,353
Accrued city payroll taxes	35,588

Total accrued liabilities	$72,941

5. Debt

In 2006, the Company issued an additional $826,650 of Convertible Promissory Notes. All the Convertible Promissory Notes along with interest was either converted into common stock or repaid in 2006. Interest expense totaled $105,535 and $34,235 for the years ended December 31, 2006 and 2005 and $139,770 for the period from inception to December 31, 2006.

In 2006, the Company issued a Note Payable in the amount of $100,000 to a founder and shareholder. The Note Payable was repaid in 2006. Interest expense totaled $5,178 for the year ended December 31, 2006 and the period from inception to December 31, 2006.

In 2006, the Company issued Bridge Notes totaling $800,000. The Bridge Notes were repaid in 2006. Interest expense totaled $69,463 for the year ended December 31, 2006 and the period from inception to December 31, 2006.

6. Commitments and Contingencies

The Company leases office space under non-cancelable operating lease with expiration date in January 2006. The Company, subsequent to January 2006, leases the office space on a month-to-month basis.

Rent expense totaled $79,921 and $56,487 for the years ended December 31, 2006 and 2005 and $151,194 for the period from inception to December 31, 2006.

7. Stockholders’ Equity

On September 14, 2006, GoFish Corporation increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

8. Stock Options and Warrants

In 2004, the Company’s Board of Directors adopted a 2004 Stock Plan (the “2004 Plan”).

The 2004 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the option agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

In May 2006, the Company increased the shares reserved for issuance under the 2004 Plan from 2,000,000 to 4,588,281. Upon completion of the Mergers, the Company decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

In 2006, the Company’s Board of Directors adopted a 2006 Stock Plan (the “2006 Plan”).

The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors reserved an additional 2,000,000 shares for issuance under the 2006 Plan, for an aggregate of 4,000,000 shares of common stock available for issuance under the 2006 Plan. Under the 2006 Plan, incentive stock options and nonqualified stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the option agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

A summary of stock option transactions is as follows:

	Options Outstanding
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Shares originally reserved - 2004 Plan	2,000,000	—	$—
Options granted - 2004 Plan	(303,619)	303,619	0.06

Balances at December 31, 2004	1,696,381	303,619	0.06
Options granted - 2004 Plan	(317,420)	317,420	—
Options canceled - 2004 Plan	7,547	(7,547)	0.06

Balances at December 31, 2005	1,386,508	613,492	0.06
Additional shares reserved - 2004 Plan	2,588,281	—	—
Options exercised - 2004 Plan	—	(33,640)	0.06
Options canceled - 2004 Plan	47,441	(47,441)	0.06
Options granted - 2004 Plan	(254,454)	254,454	0.17
Decrease in shares reserved - 2004 Plan	(3,767,776)	—	—
Shares originally reserved - 2006 Plan	2,000,000	—	—
Additional shares reserved - 2006 Plan	2,000,000	—	—
Options granted - 2006 Plan	(2,824,000)	2,824,000	1.74

Balances at December 31, 2006	1,176,000	3,610,865	$1.38

The following table summarizes information concerning outstanding options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average		Number	Average
	Outstanding	Remaining	Weighted	Exercisable	Remaining	Weighted
	as of	Contractual	Average	as of	Contractual	Average
Exercise	December	Life	Exercise	December	Life	Exercise
Price	31, 2006	(in Years)	Price	31, 2006	(in Years)	Price
$0.06	727,350	8.38	$0.06	444,644	8.24	$0.06
$0.52	59,515	9.75	$0.52	54,341	9.75	$0.52
$1.50	2,462,500	9.50	$1.50	—	9.50	$1.50
$3.65	200,000	9.75	$3.65	—	9.75	$3.65
$3.08	161,500	9.90	$3.08	—	9.90	$3.08

	3,610,865	9.31	$1.38	498,985	8.40	$0.11

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The weighted-average grant date fair value of the options granted during the years ended December 31, 2006 and 2005 were $0.65 and $0.15, respectively.

The total intrinsic value of options outstanding as of December 31, 2006 was approximately $14 million and the total intrinsic value of the options exercisable as of December 31, 2006 was approximately $2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s assessed stock price of zero per share as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-
		Average
		Grant-
		Date
		Fair
	Shares	Value
Nonvested shares:
Balance at January 1, 2006	409,843	$0.12
Exercised	(33,640)	0.09
Granted	3,078,454	0.65
Vested	(295,336)	0.28
Canceled	(47,441)	0.28

Balance at December 31, 2006	3,111,880	$0.62

At December 31, 2006, there was $1,924,993 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. This cost is expected to be recognized as follows:

Year ended December 31:
2007	$536,561
2008	513,796
2009	511,642
2010	362,994

Balance at December 31, 2006	$1,924,993

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the years ended December, 2006 and 2005 and the period from inception to December 31, 2006.

In connection with employee stock option grants, the Company recorded deferred stock-based compensation costs, net of cancellations, totaling $56,500 and $6,800 for the years ended December 31, 2005 and 2004. Deferred stock-based compensation costs are calculated as the difference between the exercise price and the fair value of the underlying stock at the date of grant and are recognized over the vesting period of the underlying stock options, generally four years. Amortization of deferred stock-based compensation, net of cancellations, resulted in a net charge of $15,903 and $733 for the years ended December 31, 2005 and 2004 and $16,636 for the period from inception to December 31, 2005.

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Stock-based compensation expense related to stock options granted to nonemployees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates. The Company recorded stock-based compensation expense of $42,032 and $5,902 for the years ended December 31, 2005 and 2004 and $47,934 for the period from inception to December 31, 2005.

A summary of outstanding common stock warrants as of December 31, 2006 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date
Common Stock	80,503	$0.60	October 2008
Common Stock	4,133,333	$1.75	October 2011

Total	4,213,836

In October 2004, the Company issued fully vested warrants exercisable into 233,328 shares of common stock (which represents 80,503 shares after the Mergers) to certain individuals then serving on the Company’s advisory board. The warrants are immediately exercisable into shares of common stock at a per share price of $0.21, (which represents a share price of $0.61 per share after the Mergers) and expire two years from the date of issuance if unexercised. In 2004, the Company determined the fair market value of the warrants to be approximately zero using the following assumptions: fair market value of the common stock of $0.20, risk free interest rate of 4.17%, no dividend yield, expected volatility of 0%, and an expected life of two years. The warrants were scheduled to expire in October 2006. However, in October 2006, the Company extended the expiration date to October 2008. In 2006, the Company determined the fair market value of the warrants to be approximately $69,233 using the following assumptions: fair market value of common stock of $1.35, risk free interest rate of 4.75%, no dividend yield, expected volatility of 62%, and an expected life of two years. The $69,233 was expensed in the year ended December 31, 2006.

In October 2006, in accordance with the Mergers, the Company assumed warrants exercisable into 4,133,333 shares of common stock. The warrants are immediately exercisable into shares of common stock at a per share price of $1.75 and expire five years from the date of issuance if unexercised and are callable by the Company under certain circumstances.

9. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2006:

Period From
May 13, 2003
(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Currently payable (refundable):
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for income taxes	$—	$—	$—

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate (34%) to the net loss before provision for income taxes for the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2006 is as follows:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Provision for income taxes at federal statutory rate	$(1,806,045)	$(680,011)	$(2,634,127)
Federal research tax credits	(75,000)	(64,979)	(146,576)
Expenses not deductible	211,371	44,382	263,801
Change in federal valuation allowance	1,669,674	700,608	2,516,902

Provision for income taxes	$—	$—	$—

The components of the deferred tax assets as of December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Net operating losses	$2,975,272	$964,630
Depreciation and amortization	(1,719)	423
Reserves and accruals	16,550	13,708
Research credits	250,258	125,258

Total deferred tax asset	3,240,361	1,104,019

Valuation allowance	(3,240,361)	(1,104,019)

Net deferred tax assets	$—	$—

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

Deferred income taxes were provided for the following items for the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2006:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Net operating losses	$2,010,642	$790,844	$2,975,272
Depreciation and amortization	(2,142)	423	(1,719)
Reserves and accruals	2,842	10,919	16,550
Research credits	125,000	113,713	250,258
Valuation allowance	(2,136,342)	(915,899)	(3,240,361)

Deferred income taxes	$—	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $6,935,000 for federal and $6,975,000 for state tax purposes. If not utilized, these losses will begin to expire in 2023 for federal purposes and 2013 for state purposes.

The Company has research credit carryforwards of approximately $145,000 and $105,000 for federal and state income tax purposes. If not utilized, the federal carryforward will expire in various amounts beginning in 2024. The state credit can be carried forward indefinitely.

There are no prior or current year tax returns under audit by taxing authorities, and management is not aware of any impending audits.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

10. Related Party Transactions

The following is the activity between the Company and a founder and stockholder related to amounts due from this individual:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Beginning balance	$17,216	$11,639	$—
Amounts advanced	—	5,577	17,216

Due from founder and stockholder	$17,216	$17,216	$17,216

The following is the activity between the Company and stockholders related to non-interest bearing notes receivable:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Beginning balance	$44,576	$2,663	$—
Notes receivable originally issued	1,013	42,667	46,343
Notes receivable cancelled upon the repurchase of Common Stock	(26,679)	(754)	(27,433)

Notes receivable from stockholders	$18,910	$44,576	$18,910

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

The following is the activity between the Company and a stockholder related to amounts due to this individual:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Beginning balance	$—	$—	$—
Amounts received by the Company	384,793	—	384,793

Due to stockholder	$384,793	$—	$384,793

11. Cash Flow Information:

Cash paid during the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2006 is as follows:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Interest	$77,058	$—	$77,058

Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2006 and 2005 and the period from inception to December 31, 2006 is as follows:

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Conversion of Convertible Promissory Notes into common stock	$2,027,650	$—	$2,027,650

Conversion of accrued interest on Convertible Promissory Notes into common stock	$104,471	$—	$104,471

Conversion of Series A preferred stock into common stock	$3,905	$—	$3,905

Conversion of debt into Series A preferred stock	$—	$—	$42,830

Conversion of accrued liabilities into Series A preferred stock	$—	$—	$16,471

Deferred stock-based compensation	$—	$56,500	$63,300

Issuance of notes receivable for common stock	$1,013	$42,667	$46,343

Cancellation of notes receivable for common stock	$26,679	$754	$27,433

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

			Period From
			May 13, 2003
			(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Details of reverse merger:
Cash	$(8,822,698)	$—	$(8,822,698)
Common stock issued to GoFish Corporation	8,822,698	—	8,822,698

Cash paid	$—	$—	$—

Cash acquired in reverse merger	$8,822,698	$—	$8,822,698

12. Subsequent Events

In February 2007, the Company announced that it had entered into a merger agreement, pursuant to which Bolt, Inc., a/k/a Bolt Media, Inc., a Delaware corporation (“Bolt”) will merge with and into a wholly-owned subsidiary of GoFish known as BM Acquisition Corp., Inc., a Delaware corporation (“Bolt Merger”). The consideration to be paid by the Company to the stockholders of Bolt in the Bolt Merger will be shares of the Company’s common stock upon an agreed upon amount and price. If the Bolt Merger occurs, Bolt will become a wholly-owned subsidiary of the Company. Consummation of the Bolt Merger is subject to a number of conditions. The Company anticipates that the Bolt Merger will close during the first half of 2007.

In March 2007, the Company entered into a lease agreement to rent 9,801 square feet of new office space at 706 Mission Street in San Francisco. The lease will begin in April 2007 and is for a term of 24 months. The monthly rental rate is $17,968.

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

13. Quarterly Financial Data (Unaudited)

	For the year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$4,272	$7,484	$7,101	$6,922

Cost of revenues and expenses	617,359	717,441	913,402	2,923,796

Operating loss	(613,087)	(709,957)	(906,301)	(2,916,874)

Other income (expense):
Miscellaneous income	62	—	—	16,087
Interest expense	(27,815)	(30,565)	(39,603)	(83,843)

Total other income (expense)	(27,753)	(30,565)	(39,603)	(67,756)

Net loss before provision for income taxes	(640,840)	(740,522)	(945,904)	(2,984,630)

Provision for income taxes	—	—	—	—

Net loss	$(640,840)	$(740,522)	$(945,904)	$(2,984,630)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.15)	$(0.17)

Shares used to compute net loss per share - basic and diluted	9,612,707	8,218,794	6,258,016	17,522,876

GOFISH CORPORATION
(A Development Stage Company)

Notes to the Consolidated Financial Statements

	For the year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$12,438	$17,387

Cost of revenues and expenses	338,648	403,622	576,416	677,733

Operating loss	(338,648)	(403,622)	(563,978)	(660,346)

Other income (expense):
Miscellaneous income	(3,270)	211	138	3,719
Interest expense	—	—	—	(34,235)

Total other income (expense)	(3,270)	211	138	(30,516)

Net loss before provision for income taxes	(341,918)	(403,411)	(563,840)	(690,862)

Provision for income taxes	—	—	—	—

Net loss	$(341,918)	$(403,411)	$(563,840)	$(690,862)

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.07)

Shares used to compute net loss per share - basic and diluted	9,007,500	9,007,500	8,092,961	9,612,707