Form 10QSB
period 2007-03-31
GoFish Corp.
filed 2007-05-15
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___ to __________

Commission file number: 333-131651

GOFISH CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-2471683
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

706 Mission Street, 10th Floor San Francisco, CA	94103 (Zip Code)
(Address of Principal Executive Offices)

(415) 738-8706 (Issuer’s Telephone Number, Including Area Code)
__________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
                                                    Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                    Yes ☒ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,130,276.

Transitional Small Business Disclosure Format (check one):                   Yes ☐ No ☒

TABLE OF CONTENTS

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,
	2007	2006
Assets

Current assets:
Cash	$1,527,709	$3,369,542
Restricted cash	2,047,671	1,728,728
Accounts receivable	19,848	5,152
Due from founder and stockholder	17,216	17,216
Prepaid expenses	342,116	144,875
Deferred financing costs	18,000	---
Deferred direct acquisition costs	272,000	66,040

Total current assets	4,244,560	5,331,553

Property and equipment, net	471,858	157,320

Deposits	110,000	10,000

Total assets	$4,826,418	$5,498,873

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$630,011	$496,082
Accrued liabilities	502,514	72,941
Due to stockholder	384,793	384,793

Total current liabilities	1,517,318	953,816

Commitments and contingencies	---	---

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006	---	---
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,125,109 and 23,099,230 shares issued and outstanding at March 31, 2007 and December 31, 2006	24,125	23,100
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	14,541,217	12,316,001
Deferred stock-based compensation	(22,760)	(27,703)
Accumulated deficit	(11,214,572)	(7,747,431)

Total stockholders’ equity (deficit)	3,309,100	4,545,057

Total liabilities and stockholders’ equity (deficit)	$4,826,418	$5,498,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

			Period From
	Three Months	Three Months	May 13, 2003
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Revenues	$24,074	$4,272	$79,741

Cost of revenues and expenses	3,526,008	617,359	11,130,398

Operating loss	(3,501,934)	(613,087)	(11,050,657)

Other income (expense):
Interest income	33,839	---	33,839
Miscellaneous income	954	62	18,307
Interest expense	---	(27,815)	(216,061)

Total other income (expense)	34,793	(27,753)	(163,915)

Net loss before provision for income taxes	(3,467,141)	(640,840)	(11,214,572)

Provision for income taxes	---	---	---

Net loss	$(3,467,141)	$(640,840)	$(11,214,572)

Net loss per share - basic and diluted	$(0.15)	$(0.07)

Shares used to compute net loss per share - basic and diluted	23,811,698	9,612,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock			Common Stock			Notes Receivable From		Additional Paid-in		Deferred Stock- Based		Accumulated
	Shares	Amount		Shares	Amount		Stockholders		Capital		Compensation		Deficit	Total
Balances as of May 13, 2003	---	$	---	---	$	---	$	---	$	---	$	---	$ ---	$	---

Net loss	---		---	---		---		---		---		---	(25,307)		(25,307)

Balances as of December 31, 2003	---	$	---	---	$	---	$	---	$	---	$	---	$(25,307)		$(25,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock			Common Stock			Notes Receivable From	Additional Paid-in	Deferred Stock- Based	Accumulated
	Shares	Amount		Shares	Amount		Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2004	---	$	---	---	$	---	$ ---	$ ---	$ ---	$(25,307)	$(25,307)

Issuance of Series A Preferred Stock in November for cash and conversion of note payable and accrued expenses, net of issuance costs of $45,437	3,132,313		3,132	---		---	---	609,217	---	---	612,349

Issuance of Common Stock in November for notes receivable	---		---	9,007,500		9,008	(2,663)	(6,345)	---	---	---

Nonemployees stock-based compensation charge	---		---	---		---	---	5,902	---	---	5,902

Deferred stock-based compensation to employees	---		---	---		---	---	6,800	(6,800)	---	---

Amortization of deferred stock-based compensation	---		---	---		---	---	---	733	---	733

Net loss	---		---	---		---	---	---	---	(410,197)	(410,197)

Balances at December 31, 2004	3,132,313		$3,132	9,007,500		$9,008	$(2,663)	$615,574	$(6,067)	$(435,504)	$183,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Notes Receivable From	Additional Paid-in	Deferred Stock- Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2005	3,132,313	$3,132	9,007,500	$9,008	$(2,663)	$615,574	$(6,067)	$(435,504)	$183,480

Issuance of Series A Preferred Stock in March for cash, net of issuance costs of $68,170	772,687	773	---	---	---	93,321	---	---	94,094

Issuance of Common Stock in September for notes receivable	---	---	2,133,333	2,133	(42,667)	40,534	---	---	---

Repurchase of Common Stock in July and cancellation of notes receivable	---	---	(1,528,126)	(1,528)	754	774	---	---	---

Nonemployees stock-based compensation charge	---	---	---	---	---	42,032	---	---	42,032

Deferred stock-based compensation to employees	---	---	---	---	---	56,500	(56,500)	---	---

Amortization of deferred stock-based compensation	---	---	---	---	---	---	15,903	---	15,903

Net loss	---	---	---	---	---	---	---	(2,000,031)	(2,000,031)

Balances at December 31, 2005	3,905,000	$3,905	9,612,707	$9,613	$(44,576)	$848,735	$(46,664)	$(2,435,535)	$(1,664,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock			Common Stock		Notes Receivable From	Additional Paid-in	Deferred Stock- Based	Accumulated
	Shares	Amount		Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2006	3,905,000		$3,905	9,612,707	$9,613	$(44,576)	$848,735	$(46,664)	$(2,435,535)	$(1,664,522)

Issuance of Common Stock in April in exchange for notes receivable	---		---	37,500	37	(750)	713	---	---	---

Repurchase of Common Stock in April and can collation of notes receivable	---		---	(426,562)	(426)	8,531	(8,105)	---	---	---

Repurchase of Common Stock in May and can collation of notes receivable	---		---	(2,161,719)	(2,162)	10,498	(8,336)	---	---	---

Repurchase of Common Stock in August and can collation of notes receivable	---		---	(375,000)	(375)	7,500	(7,125)	---	---	---

Repurchase of Common Stock in September and can collation of notes receivable	---		---	(150,000)	(150)	150	---	---	---	---

Issuance of Common Stock in September in exchange for notes receivable	---		---	13,125	13	(263)	250	---	---	---

Effects of reverse merger	(3,905,000)		(3,905)	16,549,179	16,550	---	10,975,056	---	---	10,987,701

Nonemployee stock-based compensation charge	---		---	---	---	---	268,098	---	---	268,098

Stock-based compensation charge	---		---	---	---	---	246,715	---	---	246,715

Amortization of deferred stock-based compensation	---		---	---	---	---	---	18,961	---	18,961

Net loss	---		---	---	---	---	---	---	(5,311,896)	(5,311,896)

Balances at December 31, 2006	---	$	---	23,099,230	$23,100	$(18,910)	$12,316,001	$(27,703)	$(7,747,431)	$4,545,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock			Common Stock		Notes Receivable From	Additional Paid-in	Deferred Stock- Based	Accumulated
	Shares	Amount		Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2007	---	$	---	23,099,230	$23,100	$(18,910)	$12,316,001	$(27,703)	$(7,747,431)	$4,545,057

Issuance of Common Stock in January for cash upon exercise of warrants	---		---	1,000,000	1,000	---	1,749,000	---	---	1,750,000

Issuance of Common Stock in January for cash upon exercise of options	---		---	25,879	25	---	1,475	---	---	1,500

Nonemployee stock-based compensation charge	---		---	---	---	---	227,883	---	---	227,883

Stock-based compensation charge	---		---	---	---	---	246,858	---	---	246,858

Amortization of deferred stock-based compensation	---		---	---	---	---	---	4,943	---	4,943

Net loss	---		---	--	---	---	---	---	(3,467,141)	(3,467,141)

Balances at March 31, 2007	---	$	---	24,125,109	$24,125	$(18,910)	$14,541,217	$(22,760)	$(11,214,572)	$3,309,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
	Three Months	Three Months	May 13, 2003
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Cash flow from operating activities:
Net loss	$(3,467,141)	$(640,840)	$(11,214,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,088	9,572	114,527
Stock-based compensation	479,684	48,164	1,078,028
Non cash expense	---	---	104,471
Changes in operating assets and liabilities:
Accounts receivable	(14,696)	15,190	(19,848)
Prepaid expenses	(197,241)	---	(342,116)
Other assets	---	279	---
Accounts payable	133,929	6,618	630,011
Accrued liabilities	429,573	24,985	551,867

Net cash used in operating activities	(2,606,804)	(536,032)	(9,097,632)

Cash flow from investing activities:
Payment of direct acquisition costs	(205,960)	---	(272,000)
Cash acquired in reverse merger	---	---	8,822,698
Funds held as restricted cash	(318,943)	---	(2,047,671)
Funds held as deposits	(100,000)	---	(110,000)
Advances to founder and stockholder	---	---	(17,216)
Purchase of property and equipment	(343,626)	(20,790)	(586,385)

Net cash provided by (used in) investing activities	(968,529)	(20,790)	5,789,426

Cash flow from financing activities:
Payment of financing costs	(18,000)	---	(18,000)
Proceeds from issuance of common stock	1,751,500	---	1,751,500
Proceeds from issuance of Series A Preferred Stock, net of issuance cost	---	---	647,142
Due to stockholder	---	---	384,793
Proceeds from issuance of note payable	---	42,830	142,830
Repayment of notes payable	---	---	(100,000)
Proceeds from issuance of secured bridge note	---	---	800,000
Proceeds from issuance of convertible promissory notes	---	507,000	2,247,650
Repayment of convertible promissory notes	---	---	(1,020,000)

Net cash provided by financing activities	1,733,500	549,830	4,835,915

Net increase (decrease) in cash	(1,841,833)	(6,992)	1,527,709

Cash at beginning of the period	3,369,542	43,738	---

Cash at the end of the period	$1,527,709	$36,746	$1,527,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)
1.            The Company

Nature of business - GoFish Technologies, Inc. (the "Company") was incorporated in the State of California on May 13, 2003.

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

Prior to the Mergers, GoFish Technologies, Inc. had issued convertible promissory notes in the aggregate amount of approximately $2,387,419, including principal and interest. GoFish Corporation solicited subscriptions in the Offering from the GoFish Technologies, Inc. noteholders. Rather than accepting cash consideration for Units acquired by these noteholders, GoFish Corporation agreed to issue Units at a rate of one Unit for each $1.50 of debt (including accrued interest) in consideration of the note holders’ cancellation of the existing notes. Noteholders who elected not to participate in the Offering were repaid the principal and accrued interest on their notes in full from the proceeds of the Offering. Also prior to the Mergers, Internet Television Distribution LLC made a loan to GoFish Technologies, Inc. in the amount of $869,463, including interest. Internet Television Distribution LLC agreed to accept Units at a rate of one Unit for each $1.50 of debt (including accrued interest) as consideration for the cancellation of this indebtedness.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

GoFish Corporation also assumed all outstanding GoFish Technologies, Inc.’s stock options and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio of .345022 for 1.

The transaction has been treated as a reverse merger and recapitalization of GoFish Technologies, Inc. for reporting purposes.

GoFish Corporation and subsidiaries (the “Company”) have developed a web site which allows anyone the ability to put their videos in front of the world and those who want to watch them.

Management’s Plan - The Company has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

Going Concern - The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies and failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. These facts raise substantial doubt about the Company’s ability to continue as a going concern, and there can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements as discussed below. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year or any other subsequent interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in our Form 10-KSB filed with the Securities and Exchange Commission.

Reclassifications - Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.

Comprehensive Loss - The Company has no components of comprehensive income (loss) other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Net Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006

Options issuable upon exercise of stock options	2,050,336	735,522
Shares issuable upon exercise of warrants	1,955,927	---
Shares issuable upon conversion of Series A preferred stock	---	3,905,000

Total	4,006,263	4,640,522

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of March 31, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to chose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.	Property and equipment

Property and equipment, net consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Computer equipment and software	$583,500	$239,874
Furniture and fixtures	2,885	2,885

Total property and equipment	586,385	242,759

Less accumulated depreciation and amortization	(114,527)	(85,439)

Property and equipment, net	$471,858	$157,320

4.	Accrued liabilities

Accrued liabilities consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Accrued compensation	$185,528	$37,353
Accrued legal fees	180,000	---
Accrued travel and entertainment	80,000	---
Accrued city payroll taxes	50,758	35,588
Other	6,228	---

Total accrued liabilities	$502,514	$72,941

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.	Stock Options and Warrants

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

In May 2006, the Company increased the shares reserved for issuance under the Plan from 2,000,000 to 4,588,281. Upon completion of the Mergers, the Company decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

In 2006, the Company’s Board of Directors adopted a 2006 Stock Plan (the “2006 Plan”).

The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors approved an additional issuance of 2,000,000 shares. Under the Plan, incentive stock options and nonqualified stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123 (R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation for grants that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost previously estimated in our SFAS 123 pro forma disclosures.

Included in cost of revenues and expenses is $479,684 of stock-based compensation for the three months ended March 31, 2007. This amount includes $246,858 of stock-based compensation related to the adoption of SFAS 123 (R), $86,216 of stock-based compensation related to nonemployees, $141,667 of stock-based compensation related to warrants, and amortization related to deferred stock-based compensation of $4,943.

Included in cost of revenues and expenses is $48,164 of stock-based compensation for the three months ended March 31, 2006. This amount includes $20,116 of stock-based compensation related to the adoption of SFAS 123 (R), $23,375 of stock-based compensation related to nonemployees, and amortization related to deferred stock-based compensation of $4,673.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

We currently use the Black-Scholes option pricing model to determine the fair value of stock options for purposes of SFAS 123(R). The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The determination of the fair value of each option right has been estimated at the date of grant, assuming the following weighted-average assumptions:

	March 31,	March 31,
	2007	2006

Weighted-average grant date fair value	$2.16	$0.44

Risk free interest rate	4.68%	4.57%

Expected term in years	10	10

Volatility	71%	0%

Dividend yields	0%	0%

The following sets forth the summary of option activity for the three months ended March 31, 2007:

	Available For Grant	Number Of Options Outstanding	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	1,176,000	3,610,865	$1.38	9.31
Granted	(1,115,000)	1,115,000	5.31
Exercised	---	(25,879)	0.06
Canceled	416,077	(416,077)	1.42

Balance at March 31, 2007	477,077	4,283,909	$2.41	9.27	$6,982,805

Exercisable at March 31, 2007		507,914	$0.11	8.11	$1,995,906

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $101,963. The intrinsic value as of March 31, 2007 is calculated as the difference between the market value as of March 31, 2007 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the summary of our unvested options under our stock option plans for the three months ended March 31, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested at January 1, 2007	3,111,880	$0.62
Granted	1,115,000	2.16
Vested	(68,018)	0.28
Canceled	(382,867)	0.79

Unvested at March 31, 2007	3,775,995	$1.06

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the three months ended March 31, 2007.

At March 31, 2007, there was $4,017,717 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan which is expected to be recognized over an estimate weighted average amortization period of 3.92 years.

In connection with employee stock option grants, the Company recorded deferred stock-based compensation costs, net of cancellations, totaling $6,800 and $56,500 for the years ended December 31, 2005 and 2004. Deferred stock-based compensation costs are calculated as the difference between the exercise price and the fair value of the underlying stock at the date of grant and are recognized over the vesting period of the underlying stock options, generally four years. Future amortization of deferred stock-based compensation expense, excluding impact of future cancellations, is estimated to be $14,095, $5,410 and $3,255 for the years ending December 31, 2007, 2008 and 2009.

In January 2007, in conjunction with a Strategic Alliance Agreement, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $3.00 per share to a company. The warrants are exercisable for a period of five years. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 62%, a contractual life of two and one-half years, a zero dividend rate, 4.50% risk free interest rate, and the fair value of the common stock of $3.00 per share, the Company determined the fair value of the warrant to be $1.70 for purposes of SFAS 123(R).

At March 31, 2007, there was $708,333 of total unrecognized compensation cost related to unvested warrants which is expected to be recognized over an estimate weighted average amortization period of 1.25 years.

A summary of outstanding Common Stock Warrants as of March 31, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common stock	80,503	$0.60	October 2008
Common stock	3,133,333	$1.75	October 2011
Common stock	500,000	$3.00	January 2012

Total	3,713,836

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

6.	Cash Flow Information

Cash paid during the three months ended March 31, 2007 and 2006 and the period from inception to March 31, 2007 is as follows:

					Period From
					May 13, 2003
					(Inception) to
	March 31,		March 31,		December 31,
	2007		2006		2007

Interest	$	---	$	---	$77,058

Income taxes	$	---	$	---	$ ---

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 and the period from inception to December 31, 2007 is as follows:

					Period From
					May 13, 2003
					(Inception) to
	March 31,		March 31,		December 31,
	2007		2006		2007

Conversion of Convertible Promissory Notes into common stock	$	---	$	---	$2,027,650

Conversion of accrued interest on Convertible Promissory Notes into common stock	$	---	$	---	$104,471

Conversion of Series A preferred stock into common stock	$	---	$	---	$3,905

Conversion of debt into Series A preferred stock	$	---	$	---	$42,830

Conversion of accrued liabilities into Series A preferred stock	$	---	$	---	$16,471

Deferred stock-based compensation	$	---	$	---	$63,300

Issuance of notes receivable for common stock	$	---	$	---	$46,343

Cancellation of notes receivable for common stock	$	---	$	---	$27,433

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7.	Acquisitions

In February 2007, the Company announced that it had entered into a merger agreement, pursuant to which Bolt, Inc., a/k/a Bolt Media, Inc., a Delaware corporation (“Bolt”) will merge with and into a wholly-owned subsidiary of GoFish known as BM Acquisition Corp., Inc., a Delaware corporation (“Bolt Merger”). The Bolt Merger will be in consideration for shares of the Company’s common stock that the Company has agreed to issue to the stockholders of Bolt. If the Bolt Merger occurs, Bolt will become a wholly-owned subsidiary of the Company. Consummation of the Bolt Merger is subject to a number of conditions precedent. The Bolt Merger is expected to be consummated during the first half of 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial and business analysis below provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2006 included with our Annual Report on Form 10-KSB filed on April 17, 2007.

The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-QSB. GoFish Corporation’s (the “company,” “GoFish,” “we,” or “our”) actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those identified under the heading “Risk Factors” in this Quarterly Report on Form 10-QSB. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-QSB.

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

Effective September 14, 2006, Unibio changed its name to GoFish. As the result of the merger and the change in the business and operations of GoFish from a biotechnology company to an Internet video network company, a discussion of the past financial results of Unibio is not pertinent and the financial results of GoFish Technologies, the acquirer for accounting purposes, are considered our financial results on a going-forward basis.

Overview

GoFish is a rapidly growing company in the emerging online video marketplace. We operate an Internet Video Network that showcases original, Made-for-Internet (“MFI”) programming developed by both amateur and professional video producers. Our expanding distribution network provides a unique platform for advertisers and talented content creators to reach our 16-34 year old target market of online video consumers. The first publicly traded company in the space and a pioneer in the development of MFI programming, GoFish is a destination on the Web where millions of people come from around the world to watch, create, upload and share the best online video entertainment.

Sources of Revenues

We derive most of our revenues from fees we receive from our advertisers. We believe an opportunity exists to provide advertisers with a cost-effective way to deliver ads on the GoFish Network through enhanced targeting, sponsorship and integrated means that only exist through the interactive nature of the Internet media. Factors that we believe will influence the success of our advertising programs include: (1) growth in the number of users populating the GoFish Network, (2) growth in the amount of time spent per user on the GoFish Network; (3) increased reach through syndication, (4) the number of advertisers and the variety of products available, (5) the quality and relevance of the programming featured, (6) advertisers’ return on investment and the efficacy of click-through conversions, (7) enhanced ad vehicles, products, services and sponsorships, and (8) our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage, online video consumption and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the Internet video segment. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers, and relevancy to our users. We are continuing to take steps to increase our revenue by offering a comprehensive solution for advertising across our network of content, including our MFI programming which offers a unique and innovative approach to sponsorship by advertisers. We also intend to broaden our reach through syndication opportunities brought about by partnership agreements, mergers and acquisitions, and, in some cases, through purchase. Through this commitment to premium content, scaled distribution, and scope, we hope to broaden our appeal to the advertising community, which we believe will ultimately drive both the quality and quantity of constituents looking to advertise through the GoFish Network.

Costs of Revenues and Expenses

Cost of revenue and expenses primarily consist of personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses. We believe the key element to the execution of our strategy is the hiring of key personnel in all areas of our business. Our technology group, consisting of programmers, engineers, software developers and web designers, are an integral unit of our organization, as we regard the growth of our audience as being critical to success. We believe this is achieved through the design and implementation of a compelling user-interface and experience, while simultaneously putting site operations and support systems in place to sustain increasing traffic to our website. Other investments in personnel include business development, sales and marketing, advertising, service and general corporate marketing and promotions, in order to broaden the audience reach of our MFI programming that is integral to our business.

Other expenses directly related to generating revenue include technology and operational infrastructure, including computer equipment maintenance, co-location and Internet connectivity fees, video production, Web traffic analysis, and advertising expenses related to our MFI programming, our Company and our brand.

Anticipated Acquisition of Bolt

On February 12, 2007, we announced that we had entered into a merger agreement, pursuant to which Bolt, Inc. (a/k/a Bolt Media, Inc.) (“Bolt”) would merge with and into a wholly-owned subsidiary of GoFish. The merger consideration will be GoFish’s common stock and was valued at up to $30 million at the time the definitive agreement was signed. The Bolt merger is expected to close in the first half of 2007. The combined company will develop an online video network for the creation, distribution and monetization of made-for-Internet programming that is ideally suited for advertisers targeting the 16-34 year-old demographic.

We expect that the acquisition will enable GoFish to distribute its original short form programs through Bolt’s online properties, including Bolt.com, a popular youth-oriented website focused on enabling people to interact and express themselves in unique ways through user-generated media including video, photos and personal blogs. Bolt counts Coca-Cola, Proctor & Gamble, Verizon Wireless, T-Mobile, Cingular, Nike, Sony, Disney, and Fox and various other Fortune 500 companies among its repeat advertisers. The combination will create the largest independent online video company on the Web based on an average of our first quarter U.S. unique visitors of approximately 7 million monthly unique visitors, according to Comscore Media Metrix, and approximately 14 million globally. Bolt provides us with a large, creative audience to interact and participate in our original programming, as well as a sales organization to package these shows for premium advertisers. We expect Bolt to be an important part of the Company’s growth plans. The financial statements for Bolt for the years ended December 31, 2006 are included in the registration statement on Form SB-2 filed by GoFish on April 30, 2007, with respect to the resale of up to 9,600,016 shares of common stock which were issued or are issuable by GoFish pursuant to its October 2006 private placement. The registration statement on Form SB-2 is not effective as of the date of this quarterly report on Form 10-QSB, and there can be no assurance that the registration statement will be declared effective.

The boards of directors of both companies have approved the transaction, but the closing of the transaction is subject to certain closing conditions. See “Risk Factors Related to Our Company” for more information on the risks associated with our proposed transaction with Bolt.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies which are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB filed on April 17, 2007.

Results of Operations - Three Months Ended March 31, 2007

Revenues

Total revenues for the three months ended March 31, 2007 were $24,074, an increase of 464% from the $4,272 generated for the three months ended March 31, 2006. The increase reflects higher sales from operations largely related to advertising fees charged on our site. Revenues in both periods consisted of advertising fees, primarily from banner and text-based ads. Advertisers currently are charged a cost per thousand impressions (“CPM”) for their banner, text-based and in-stream video ads on our Website. As traffic to our site has increased substantially over the past twelve months, we have been able to generate a greater number of user impressions for our advertisers, which resulted in the corresponding increase in revenue over the prior year period.  Substantially all of our advertising revenue came through third party advertising networks.  If the pending acquisition of Bolt is consummated as anticipated, we will inherit their existing direct sales force, advertiser relationships, and advertising operations team.  This will enable us to begin selling our advertising inventory directly to brands.  We will also add Bolt's sites to the GoFish Network creating a substantially larger audience for our MFI programs and potentially increasing our sales from operations.

Costs of Revenues and Expenses

Total costs of revenues and expenses were $3,526,008 for the three months ended March 31, 2007, up from $617,359 incurred for the three months ended March 31, 2006. This increase of $2,908,649 was primarily due to personnel-related costs including salaries and professional service fees, our build-out of technical and operational support infrastructure, and public company costs. Of that amount, approximately $479,684 related to stock option compensation expenses, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), “Share-Based Payment,” issued by the Financial Accounting Standards Board (“FASB”).

We experienced our most significant cost increases in personnel costs, including salaries, wages, recruiting fees, and employee stock option compensation expenses, which were incurred to support the growth of GoFish. Full- and part-time personnel increased from 12 as of March 31, 2006, to 28 employees as of March 31, 2007. We incurred $1,794,902 in personnel related costs in the first quarter of 2007, a 348% increase over the first quarter of 2006. Other employee-related expenses included management, finance and administrative personnel, consulting fees, business travel costs, facilities and outside consulting fees.

We invested in major expansion efforts around the network operations and content delivery network functions that are critical to the quality of our service. We invested in the further build-out of the technical infrastructure and technology operations systems, especially in the areas of Web design, video production, product development, quality assurance, and other costs affiliated with the quality, look, feel, and user experience of our Website. We currently estimate that, on average, over 8 million unique users per month are viewing videos across our Network, and to augment and sustain this growth, we launched initiatives that included promotional campaigns for our original content as well as the upcoming launches of our MFI programming; the establishment of new content and syndication partnerships; initiating “search engine optimization” (“SEO”) and “search engine marketing” (“SEM”) programs to more effectively obtain organic traffic from major search engines; and viral marketing programs and other marketing initiatives to maximize the potential for organic growth. These expenses were $841,083 as of March 31, 2007.

Public company costs in the first quarter of 2007 included legal, accounting, public relations, and investor relations services, as well as corporate development, financial consulting fees, insurance, trade show costs and other allocable overhead. Other costs associated with being a publicly traded company included expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act. These expenses were $635,776 as of March 31, 2007.

We also invested in software development and R&D activities focusing on the build-out of the primary advertising technology infrastructure. These included costs associated with systems installations that will eventually enable us to drive and support revenue generating activities across the site. This investment in the core advertising technologies and platform has led to a fully functional ad operations unit within the Company that now drives all revenue generation processes. These expenses were approximately $254,247 as of March 31, 2007.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2007 were $34,793 and were due primarily to interest income. This compares to expenses of $(27,753) reported for the three months ended March 31, 2006, which were largely to interest expense relating to debt. All outstanding debt and accompanying interest subsequently have been either converted into common stock or repaid.

Net Loss Before Income Taxes

The loss from operations was $3,467,141 for the three months ended March 31, 2007, compared to a loss of $640,840 for the three months ended March 31, 2006. This increase was primarily related to increased expenses related to the ramp-up of our operations and network infrastructure, as well as costs associated with legal, accounting, recruiting and corporate development of the Company. The corporate development costs were not present in the corresponding prior year period. The Company’s primary focus has been on audience growth, expansion efforts to support that growth, product and technology innovation to improve user experience, acquisition-related activities and development of network infrastructure. The net loss reported in the first quarter is due primarily to the increase in the number of our employees, investments and activities to develop products for revenue generation, sales and marketing expenses similarly incurred in order to generate revenue, and the increase in administrative expenses to support these activities. We were able to invest resources in completing the build-out of our internal advertising infrastructure in order to enable us to fulfill our direct sales functions including sponsorships and as such, believe we are well positioned to generate meaningful revenue in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $2,606,804 and $536,032 for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, the cash used in operating activities was primarily due to the net loss of $2,958,369, which is net of non cash expenses of $508,772, being off set by a positive change in working capital of $351,565. The non cash expense items included depreciation and amortization of $29,088 and stock-based compensation of $479,684. During the three months ended March 31, 2006, the primary use of cash was due to the net loss of $583,104, which is net of non cash expenses of $57,736, being off set by a positive change in working capital of $179,792. The non cash expense items included depreciation and amortization of $9,572 and stock-based compensation of $48,164.

Net cash used in investing activities was $968,529 and $20,790 for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, net cash used in investing activities consisted of payments of direct acquisition costs of $205,960, an additional $318,943 of funds held as restricted cash from the sale of our common stock, the purchase of property and equipment in the amount of $343,626, and $100,000 of funds on deposit as a retainer for our legal counsel. Of the total restricted cash of $2,047,671 at March 31, 2007, $1,728,728 is being held in escrow until certain security filings are completed related to our October financing and $318,943 was released on May 1, 2007. During the three months ended March 31, 2006, net cash used in investing activities related to the purchase of property and equipment.

Net cash provided by financing activities was $1,733,500 and $549,830 for the three months ended March 31, 2007 and 2006. The net cash from financing activities for the three month ended March 31, 2007 were derived from the proceeds from the issuance of common stock in the amount of $1,751,000 and payments of financing costs which will be off set against the future proceeds upon completion of the financing transaction. The net cash from financing activities for the three months ended March 31, 2006 were derived from the issuance of a note payable in the amount of $42,830 and convertible promissory notes in the amount of $507,000.

If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms. See “Risk Related to Our Company” for more information on the risks associated with our capital requirements.

Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a significant effect on our financial statements.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2007 and 2006 we did not have any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $640,840 for the three months ended March 31, 2006, and a net loss of $3,467,141 for the three months ended March 31, 2007. As of March 31, 2007, our accumulated deficit was $11,214,572. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to reach a level of revenue to achieve profitability. Our gross revenues for the three months ended March 31, 2007, were $24,074. To date, our revenues have been insignificant and have not been sufficient to achieve our business plan. If our revenues grow more slowly than anticipated or if operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress our stock price.

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The registration rights agreement we entered into in connection with the private placement consummated in October 2006 provided that we will not, without the prior written consent of the majority of registered holders, file or request the acceleration of any other registration statement filed with the SEC, subject to certain exceptions, until the SEC has declared effective the registration statement covering the resale of the shares sold in the private placement. We filed a registration statement on Form SB-2 on April 30, 2007.  This requirement could impair our ability to raise funds through the issuance of additional shares of our common stock or securities convertible into common stock until such registration statement has been declared effective. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange or NASDAQ (assuming we are successful in obtaining such listing) could be adversely affected.

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

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by GoFish Technologies our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2006, we concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006 primarily due to inadequate staffing in our accounting and finance department. Although we concluded as of March 31, 2007 that we did maintain effective disclosure controls and procedures, we are in the process of implementing changes to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

We are not currently involved in any suit that would have a material effect on our business. However, we have entered into an agreement with Bolt pursuant to which we would acquire Bolt, and claims have been filed against Bolt by record labels for alleged copyright infringement in connection with unauthorized use of the record label’s video and music content on the Bolt website. Bolt recently entered into an out-of-court settlement with Universal Music Group with respect to such a claim, but additional claims against Bolt remain outstanding or may in the future be asserted against Bolt. If we are able to complete our acquisition of Bolt as planned, adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. The Bolt merger is expected to close during the first half of 2007.

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

The number of individuals, who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, has increased dramatically. We originally designed our services for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for user-generated video.

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

We have filed an application to transfer trading of our common stock from the OTC Bulletin to the NASDAQ Capital Market. As part of the NASDAQ application and approval process, we are required to meet certain eligibility criteria including corporate governance standards as well as other qualitative and quantitative requirements. However, there can be no assurances that we will be able to satisfy all of the listing requirements for the NASDAQ Capital Market, or that our common stock will ever trade on the NASDAQ Capital Market.

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

Securities analysts may not initiate coverage or continue to cover our common stock and this may have a negative impact on its market price.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of March 31, 2007, there were 24,125,109 shares of common stock outstanding, 4,283,909 shares reserved for issuance upon the exercise of outstanding options under our 2006 Equity Incentive Plan and 2004 Stock Plan, 3,713,816 shares reserved for issuance upon the exercise of outstanding warrants or other securities, and 477,077 shares reserved for issuance upon the exercise of options that may be granted in the future under 2006 Equity Incentive Plan. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTC Bulletin Board.

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

ITEM 3.  CONTROLS AND PROCEDURES

      As of March 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2007 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the current period which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

During the period January 1, 2007 through March 31, 2007, we issued an aggregate of 1,115,000 stock options under our 2006 Stock Plan to 11 individuals. The options have exercise prices ranging from $4.45 to $5.85. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act. None of the securities were sold through an underwriter and accordingly, there was no underwriting discounts or commissions involved.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits filed as part of this annual report on Form 10-QSB are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoFish Corporation
Date: May 15, 2007	By: /s/ Michael Downing
Name: Michael Downing
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description
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

5.1	Opinion of Gottbetter & Partners, LLP (Incorporated by reference to Exhibit 5.1 to Registrant’s Form SB-2 filed with the Securities and Exchange Commission on April 30, 2007)

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

10.8
Form of Incentive Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.9
Form of Non-Qualified Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006)

10.10
Employment Agreement dated as of October 30, 2006 by and between GoFish Corporation and Greg Schroeder (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.11
Employment Agreement dated as of October 30, 2006 by and between GoFish Corporation and Lennox L. Vernon (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006)

10.12
Strategic Alliance Agreement between GoFish Corporation and Kaleidescope Sports and Entertainment LLC entered into December 22, 2006 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006)

10.13
Form of Base Warrant issued to designees of Kaleidescope Sports and Entertainment LLC as of January 1, 2007 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006)

10.14
Form of Agreement and Plan of Merger, dated as of February 11, 2007, by and among GoFish Corporation, BM Acquisition Corp., Inc., Bolt, Inc., a/k/a Bolt Media, Inc. and the Indemnification Representative (schedules omitted) (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.15
Form of Escrow Agreement among GoFish Corporation, US Bank and Trust Company NA and the Indemnification Representative (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.16
Form of Lock-Up Agreement by and between GoFish Corporation and the Persons to whom GoFish Common Stock Will Be Issued in the Merger (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.18
Form of Registration Rights Agreement by and between GoFish Corporation and the Persons to whom GoFish Common Stock Will Be Issued in the Merger (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.19
Form of Employment Agreement by and between GoFish Corporation (or alternatively, the Surviving Corporation) and Certain of the Managing Shareholders (certain individualized terms omitted) (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.20
Form of Stockholders Support Agreement, dated as of February 11, 2007, among GoFish Corporation and Aaron Cohen, Jason Gould and Lou Kerner (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.21
Form of Escrow Agreement, to be dated as of February 11, 2007, by and among GoFish Corporation, Bolt, Inc., a/k/a Bolt Media, Inc. and US Bank and Trust Company NA as Escrow Agent (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2007)

10.22
Employment Agreement dated as of February 26, 2007 by and between Tabreez Verjee and GoFish Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2007)

10.23
Amendment to Employment Agreement dated as of February 26, 2007 by and between Michael Downing and GoFish Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2007)

10.24	Consulting Agreement dated as of February 26, 2007 by and between Riaz Valani and GoFish Corporation*

10.25	First Amendment to Merger Agreement dated as of March 29, 2007 by and between GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media Inc.) and John Davis*

21.1	Subsidiaries of GoFish Corporation*

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.