Form 10QSB
period 2007-06-30
GoFish Corp.
filed 2007-08-16
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 333-131651

GOFISH CORPORATION
(f/k/a Unibio Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	20-2471683
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

706 Mission Street, 10th Floor
San Francisco, CA 94103
(Address of principal executive offices)

(415) 738-8706
(Issuer’s telephone number)

Not Applicable
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
Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2007, the issuer had 24,130,276 outstanding shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,049,498	$3,369,542
Restricted cash	—	1,728,728
Trade accounts receivable	21,578	5,152
Acquisition advances, net allowance for doubtful accounts of $420,338	600,000	—
Due from founder and stockholder	17,876	17,216
Prepaid expenses	254,322	144,875
Deferred direct acquisition costs	—	66,040

Total current assets	8,943,274	5,331,553

Property and equipment, net	578,083	157,320

Convertible note fees, net amortization of $18,912	1,243,436	—

Deposits	163,906	10,000

Total assets	$10,928,699	$5,498,873

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,385,985	$496,082
Accrued liabilities	1,101,255	72,941
Due to stockholder	—	384,793

Total current liabilities	2,487,240	953,816

Commitments and contingencies	—	—

Convertible notes, net discount of $4,866,985	5,433,015	—

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,130,276 and 23,099,230 shares issued and outstanding at June 30, 2007 and December 31, 2006	24,131	23,100
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	20,098,857	12,288,298
Accumulated deficit	(17,095,634)	(7,747,431)

Total stockholders’ equity	3,008,444	4,545,057

Total liabilities and stockholders’ equity	$10,928,699	$5,498,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three	Three	Six	Six	Period From
	Months	Months	Months	Months	May 13, 2003
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007

Revenues	$31,686	$7,484	$55,760	$11,756	$111,427

Costs of revenues and expenses:
Selling, general and administrative expenses	4,947,094	717,441	8,473,102	1,334,800	16,077,492
Acquisition costs	889,461	—	889,461	—	889,461
Total costs of revenues and expenses	5,836,555	717,441	9,362,563	1,334,800	16,966,953
Operating loss	(5,804,869)	(709,957)	(9,306,803)	(1,323,044)	(16,855,526)

Other income (expense):
Interest income	21,292	—	55,131	—	55,131
Miscellaneous income (expense)	(417)	—	537	62	17,890
Interest expense	(97,067)	(30,565)	(97,068)	(58,380)	(313,129)
Total other income (expense)	(76,192)	(30,565)	(41,400)	(58,318)	(240,108)
Net loss before provision for income taxes	(5,881,061)	(740,522)	(9,348,203)	(1,381,362)	(17,095,634)
Provision for income taxes	—	—	—	—	—
Net loss	$(5,881,061)	$(740,522)	$(9,348,203)	$(1,381,362)	$(17,095,634)

Net loss per share - basic and diluted	$(0.24)	$(0.26)	$(0.39)	$(0.45)

Shares used to compute net loss per share - basic and diluted	24,129,424	2,855,579	23,971,439	3,096,395

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

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total
Balances at January 1, 2004	—	$—	—	$—	$—	$—	$—	$(25,307)	$(25,307)

Issuance of Series A Preferred Stock in November for cash and conversion of note payable and accrued expenses, net of issuance costs of $45,437	3,132,313	3,132	—	—	—	609,217	—	—	612,349

Issuance of Common Stock in November for notes receivable	—	—	3,129,611	3,130	(2,663)	(467)	—	—	—

Nonemployees stock-based compensation charge	—	—	—	—	—	5,902	—	—	5,902

Deferred stock-based compensation to employees	—	—	—	—	—	6,800	(6,800)	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	733	—	733

Net loss	—	—	—	—	—	—	—	(410,197)	(410,197)

Balances at December 31, 2004	3,132,313	$3,132	3,129,611	$3,130	$(2,663)	$621,452	$(6,067)	$(435,504)	$183,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total
Balances at January 1, 2005	3,132,313	$3,132	3,129,611	$3,130	$(2,663)	$621,452	$(6,067)	$(435,504)	$183,480

Issuance of Series A Preferred Stock in March for cash, net of issuance costs of $68,170	772,687	773	—	—	—	93,321	—	—	94,094

Issuance of Common Stock in September for notes receivable	—	—	741,216	741	(42,667)	41,926	—	—	—

Repurchase of Common Stock in July and cancellation of notes receivable	—	—	(530,940)	(531)	754	(223)	—	—	—

Nonemployees stock-based compensation charge	—	—	—	—	—	42,032	—	—	42,032

Deferred stock-based compensation to employees	—	—	—	—	—	56,500	(56,500)	—	—

Amortization of deferred stock-based compensation	—	—	—	—	—	—	15,903	—	15,903

Net loss	—	—	—	—	—	—	—	(2,000,031)	(2,000,031)

Balances at December 31, 2005	3,905,000	$3,905	3,339,887	$3,340	$(44,576)	$855,008	$(46,664)	$(2,435,535)	$(1,664,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total
Balances at January 1, 2006	3,905,000	$3,905	3,339,887	$3,340	$(44,576)	$855,008	$(46,664)	$(2,435,535)	$(1,664,522)

Reclassification of deferred stock-based compensation	—	—	—	—	—	(46,664)	46,664	—	—

Issuance of Common Stock in April in exchange for notes receivable	—	—	13,029	13	(750)	737	—	—	—

Repurchase of Common Stock in April and can collation of notes receivable	—	—	(148,207)	(148)	8,531	(8,383)	—	—	—

Repurchase of Common Stock in May and can collation of notes receivable	—	—	(751,078)	(751)	10,498	(9,747)	—	—	—

Repurchase of Common Stock in August and can collation of notes receivable	—	—	(130,292)	(130)	7,500	(7,370)	—	—	—

Repurchase of Common Stock in September and can collation of notes receivable	—	—	(52,117)	(52)	150	(98)	—	—	—

Issuance of Common Stock in September in exchange for notes receivable	—	—	4,560	5	(263)	258	—	—	—

Issuance of GoFish Corporation Common Stock in October to GoFish Technologies, Inc.’s Preferred Stockholders	(3,905,000)	(3,905)	1,356,773	1,356	—	2,549	—	—	—

Issuance of GoFish Corporation Common Stock in October to IDT	—	—	3,500,000	3,500	—	(3,500)	—	—	—

GoFish Corporation shares outstanding	—	—	16,666,674	16,667	—	(16,667)	—	—	—

Shares cancelled in October in accordance with Split-Off Agreement	—	—	(9,166,666)	(9,167)	—	9,167	—	—	—

Issuance of GoFish Corporation Common Stock in October as a result of the private placement	—	—	8,166,667	8,167	—	10,979,534	—	—	10,987,701

Issuance of GoFish Corporation Common Stock in October to consultants	—	—	300,000	300	—	(300)	—	—	—

Nonemployee stock-based compensation charge	—	—	—	—	—	268,098	—	—	268,098

Stock-based compensation charge	—	—	—	—	—	265,676	—	—	265,676

Net loss	—	—	—	—	—	—	—	(5,311,896)	(5,311,896)

Balances at December 31, 2006	—	$—	23,099,230	$23,100	$(18,910)	$12,288,298	$—	$(7,747,431)	$4,545,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

					Notes
					Receivable	Additional
	Preferred Stock		Common Stock		From	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Deficit	Total
Balances at January 1, 2007	—	$—	23,099,230	$23,100	$(18,910)	$12,288,298	$(7,747,431)	$4,545,057

Issuance of Common Stock in January for cash upon exercise of warrants	—	—	1,000,000	1,000	—	1,749,000	—	1,750,000

Issuance of Common Stock in January for cash upon exercise of options	—	—	25,879	25	—	1,475	—	1,500

Issuance of Common Stock in April for cash upon exercise of options	—	—	5,167	6	—	7,772	—	7,778

Issuance of warrants	—	—	—	—	—	5,298,493	—	5,298,493

Nonemployee stock-based compensation charge	—	—	—	—	—	227,883	—	227,883

Stock-based compensation charge	—	—	—	—	—	525,936	—	525,936

Net loss	—	—	—	—	—	—	(9,348,203)	(9,348,203)

Balances at June 30, 2007	—	$—	24,130,276	$24,131	$(18,910)	$20,098,857	$(17,095,634)	$3,008,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
	Six Months	Six Months	May 13, 2003
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash flow from operating activities:
Net loss	$(9,348,203)	$(1,381,362)	$(17,095,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	92,036	20,447	177,475
Amortization of convertible note fees	18,912	—	18,912
Stock-based compensation	753,819	136,163	1,352,163
Non cash interest expense	57,217	—	161,688
Write-off of acquisition advances	420,338	—	420,338
Changes in operating assets and liabilities:
Trade accounts receivable	(16,426)	16,624	(21,578)
Prepaid expenses	(109,447)	—	(254,322)
Other assets	—	340	—
Accounts payable	889,903	124,653	1,385,985
Accrued liabilities	1,028,314	63,080	1,150,608
Net cash used in operating activities	(6,213,537)	(1,020,055)	(12,704,365)

Cash flow from investing activities:
Acquisition advances	(1,020,338)	—	(1,020,338)
Payment of direct acquisition costs	66,040	—	—
Funds held as restricted cash	—	—	(1,728,728)
Funds released from restricted cash	1,728,728	—	1,728,728
Funds held as deposits	(153,906)	—	(163,906)
Advances to founder and stockholder	(660)	—	(17,876)
Purchase of property and equipment	(512,799)	(42,434)	(755,558)
Net cash provided by (used in) investing activities	107,065	(42,434)	(1,957,678)

Cash flow from financing activities:
Payment of financing costs	—	—	—
Proceeds from issuance of Series A Preferred Stock, net of issuance cost	—	—	647,142
Proceeds from issuance of common stock, net of issuance costs	1,759,278	—	10,581,976
Due to stockholder	—	—	384,793
Repayment of due to stockholder	(384,793)	—	(384,793)
Proceeds from issuance of note payable	200,000	—	342,830
Repayment of notes payable	(200,000)	—	(300,000)
Proceeds from issuance of secured bridge note	—	—	800,000
Proceeds from issuance of convertible promissory notes	—	1,050,000	2,247,650
Repayment of convertible promissory notes	—	—	(1,020,000)
Proceeds from issuance of convertible notes and related warrants, net of fees of $888,057	9,411,943	—	9,411,943
Net cash provided by financing activities	10,786,428	1,050,000	22,711,541

Net increase (decrease) in cash	4,679,956	(12,489)	8,049,498

Cash and cash equivalents at beginning of the period	3,369,542	43,738	—

Cash and cash equivalents at the end of the period	$8,049,498	$31,249	$8,049,498

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

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary is as follows:

Gross proceeds from the Offering	$12,250,000

Offering costs	(1,262,299)

Gross proceeds less offering costs	10,987,701

Cancellation of convertible promissory notes and interest	(1,295,540)

Cancellation of loan and accrued interest	(869,463)

Net proceeds	$8,822,698

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

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The transaction has been treated as a reverse merger and recapitalization of GoFish Technologies, Inc. for reporting purposes. GoFish Technologies, Inc. is the acquirer for accounting purposes. GoFish Corporation is the issuer. The historical financial statements for periods prior to the acquisition become those of the acquirer. In a recapitalization, historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

The transaction between GoFish Technologies, Inc. and Internet Television Distribution has been treated as an acquisition by GoFish Technologies, Inc. Internet Television Distribution is considered to be an entity under common control and as such GoFish Technologies, Inc. recognized the assets and liabilities transferred at their carrying value, which was zero for both assets and liabilities.

GoFish Corporation and subsidiaries (the “Company”) have developed a web site which allows anyone the ability to put their videos in front of the world and those who want to watch them.

Management’s Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that revenues will increase in 2007 as a result of the hiring of a sales force, a focus on direct sales as opposed to a dependency on advertising networks, and growth and expansion of the reach of its web site. However, the Company also expects to incur additional expenses for the development and expansion of its web site, marketing campaigns, and operating costs as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available or terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of June 30, 2007 and 2006:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2007
Options issuable upon exercise of stock options	597,962	670,334	597,962	624,385
Shares issuable upon exercise of warrants	41,233	34,501	41,233	34,501
Shares issuable upon conversion of Series A preferred stock	—	1,356,773	—	1,356,773

Total	639,195	2,061,608	639,195	2,015,659

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of June 30, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3.	Property and Equipment

Property and equipment, net consists of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Computer equipment and software	$602,027	$239,874
Leasehold improvements	145,794	—
Furniture and fixtures	7,737	2,885

Total property and equipment	755,558	242,759

Less accumulated depreciation and amortization	(177,475)	(85,439)

Property and equipment, net	$578,083	$157,320

Depreciation and amortization expense totaled $62,948 and $10,875 for the three months ended June 30, 2007 and 2006, $92,036 and $20,447 for the six months ended June 30, 2007 and 2006, and $177,475 for the period from inception to June 30, 2007.

4.	Accrued liabilities

Accrued liabilities consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accrued compensation	$337,463	$37,353
Accrued legal fees	480,423	—
Accrued travel and entertainment	130,000	—
Accrued vendor obligations	65,722	—
Accrued interest	39,484	—
Accrued city payroll taxes	38,044	35,588
Other	10,119	—

Total accrued liabilities	$1,101,255	$72,941

5.	Stock Options and Warrants

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
For the six months ended June 30, 2007, cost of revenues and expenses were $753,819, which included $227,883 of stock-based compensation related to nonemployees and $525,936 related to employees. This compares to costs of revenues and expenses for the six months ended June 30, 2006 of $136,163, which included $70,656 of stock-based compensation related to nonemployees and $65,507 related to employees.

For the three months ended June 30, 2007, cost of revenues and expenses were $274,135, which included $0 of stock-based compensation related to nonemployees and $274,135 related to employees. This compares to costs of revenues and expenses for the three months ended June 30, 2006 of $87,999, which included $47,281 of stock-based compensation related to nonemployees and $40,718 related to employees.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The determination of the fair value of each option right has been estimated at the date of grant using the following assumptions:

	June 30,	June 30,
	2007	2006
Weighted-average grant date fair value	$2.07	$0.89

Risk free interest rate	4.85%	5.07%

Expected term in years	10	10

Volatility	93%	0%

Dividend yields	0%	0%

The following sets forth the summary of option activity for the six months ended June 30, 2007:

				Weighted
				Average
		Number	Weighted	Remaining
	Available	of	Average	Contractual	Aggregate
	for	Options	Exercise	Life	Intrinsic
	Grant	Outstanding	Price	(In Years)	Value
Balance at January 1, 2007	1,176,000	3,610,865	$1.38	9.31
Granted	(1,275,000)	1,275,000	5.12
Exercised	—	(31,055)	0.14
Canceled	1,224,570	(1,224,570)	3.80

Balance at June 30, 2007	1,125,570	3,630,240	$1.89	8.94	$735,499

Exercisable at June 30, 2007		597,118	$0.30	7.99	$577,324

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $105,638.

The aggregate intrinsic value as of June 30, 2007 is calculated as the difference between the market value as of June 30, 2007 of the shares of common stock to be issued and the exercise price of the stock option for the number of in-the-money options.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the summary of our unvested options under our stock option plans for the six months ended Jun 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at January 1, 2007	3,111,880	$0.62
Granted	1,275,000	2.07
Vested	(131,343)	0.06
Canceled	(1,222,415)	1.65

Unvested at June 30, 2007	3,033,122	$0.84

The Company did not capitalize any shared-based compensation expense and there was no recognized tax benefits from tax deductions of share-based payment arrangements during the six months ended June 30, 2007 and 2006.

At June 30, 2007, there was $2,299,351 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan which is expected to be recognized over an estimate weighted average amortization period of 3.83 years.

In January 2007, in conjunction with a Strategic Alliance Agreement, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $3.00 per share to a company. The warrants are exercisable for a period of five years. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 62%, a contractual life of two and one-half -years, a zero dividend rate, 4.50% risk free interest rate, and the fair value of the common stock of $3.70 per share, the Company determined the fair value of the warrant to be $850,000. In August 2007, the Strategic Alliance Agreement was modified and the number of warrants was reduced from 500,000 to 166,667. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 94%, a contractual life of two and one-half -years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of the common stock of $0.34 per share at date of grant, the Company determined the fair value of the warrant to be $7,484. Because this amount is not in excess of amounts previously expensed, no additional stock-based compensation will be recognized.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of outstanding Common Stock Warrants as of June 30, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date
Common stock	80,503	$0.60	October 2008
Common stock	3,862,500	$1.75	June 2013
Common stock	193,125	$1.60	June 2013
Common stock	3,133,333	$1.75	October 2011
Common stock	115,875	$1.75	June 2013
Common stock	500,000	$3.00	January 2012

Total	7,885,336

6.	Convertible Notes

In June 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which they sold the June 2007 Notes in the aggregate principal amount of $10,300,000 and the June 2007 Warrants to purchase an aggregate of 3,862,500 shares of common stock in a private placement transaction.

The June 2007 Notes bear interest at a rate of 6% per annum, payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The June 2007 Notes mature three years from the date of issuance and are convertible, commencing six months after the date of issuance, into shares of our common stock at a conversion price of $1.60 per share, subject to full-ratchet anti-dilution protection. The Company has the right to force conversion of a specified amount of the June 2007 Notes at the then-applicable conversion price, provided that their common stock trades at or above $2.06 per share for the preceding 20 consecutive trading days and certain other conditions are satisfied. Subject to certain conditions, the Company also has the right to prepay the June 2007 Notes at par plus accrued interest and plus certain other amounts. The Investors have the right to require the Company to purchase all or some of the June 2007 Notes in cash, plus a redemption premium to provide a total return on the June 2007 Notes of 10% per annum, upon the occurrence of certain change of control events prior to maturity. The Investors also have the right to put the June 2007 Notes for a 30-day period following two years from the date of issuance.

The Purchase Agreement governing the June 2007 Notes contains various negative covenants that provide that, unless the holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding consent, the Company may not, among other things:

•	incur indebtedness (other than permitted indebtedness, including junior debt in connection with certain strategic transactions);

•	create liens on our properties (other than permitted liens);

•	amend our Articles of Incorporation so as to adversely affect the rights or privileges granted under the June 2007 Notes;

•	make certain restricted payments (including cash dividends); and

•
issue equity securities with registration rights (subject to certain exceptions, including issuances of equity securities with registration rights in connection with certain strategic transactions) for a specified period after the effective date of the initial registration statement required to be filed by us under the Registration Rights Agreement.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Events of default under the June 2007 Notes include, without limitation:

•      failure to pay principal, interest or other amounts when due;

•      breaches of covenants;

•      materially incorrect representations and warranties;

•      cross-payment defaults and cross-acceleration to other material indebtedness;

•      certain judgment defaults;

•      events of bankruptcy; and

•      failure to comply with certain registration obligations under the Registration Rights Agreement.

Upon the occurrence of any event of default under the June 2007 Notes, the Investors have the right to require the Company to purchase all or any part of the outstanding principal amount of the June 2007 Notes at a purchase price in cash equal to the greater of: (i) 102% of such outstanding principal amount, plus all accrued and unpaid interest, any unpaid liquidated damages and other amounts then owing to the Investors or (ii) an event equity value of the underlying shares of our common stock that would be issuable upon conversion of such principal amount, plus payment in shares of our common stock of all such accrued but unpaid interest thereon, plus an amount payable in cash of any liquidated damages and other amounts payable to the Investors.

The June 2007 Warrants issued to the investors in the June 2007 Private Placement are exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $57,217 for the six months ended June 30, 2007, for the three months ended June 30, 2007, and for the period from inception to June 30, 2007.

As part of the June 2007 Private Placement, the company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000 and associated expenses of $167,057. In addition, the Company issued 309,000 warrants to purchase an aggregate of 309,000 shares Common Stock. The Company issued 193,125 warrants that are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.60 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $235,722. The Company issued 115,875 warrants that are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $138,569. The total convertible note fees were $1,262,348. These fees are being amortized to expense over the term of the June 2007 Notes an amounted to $18,912 for the six months ended June 30, 2007, the three months ended June 30, 2007, and the period from inception to June 30, 2007.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Interest expense, including amortization of debt discount, totaled $96,701 for the three months ended June 30, 2007, for the six months ended June 30, 2007, and for the period from inception to June 30, 2007.

7.	Cash Flow Information

Cash paid during the six months ended June 30, 2007 and 2006 and the period from inception to Jun e 30, 2007 is as follows:

			Period From
			May 13, 2003
			(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
Interest	$—	$—	$77,058

Income taxes	$—	$—	$—

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 is as follows:

			Period From
			May 13, 2003
			(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
Issuance of warrants to placement agents	$374,291	$—	$374,291

Issuance of warrants to with Convertible Notes	$4,924,202	$—	$4,924,202

Cancellation of Convertible Promissory Note and issuance of Common Stock	$—	$—	$1,227,650

Cancellation of accrued interest on Convertible Promissory Notes and issuance of Common Stock	$—	$—	$35,008

Cancellation of Bridge Notes and issuance of Common Stock	$—	$—	$800,000

Cancellation of accrued interest on Bridge Notes and issuance of Common Stock	$—	$—	$69,463

Conversion of Series A Preferred Stock into Common Stock	$—	$—	$3,905

Conversion of debt into Series A preferred stock	$—	$—	$42,830

Conversion of accrued liabilities into Series A Preferred Stock	$—	$—	$16,471

Issuance of notes receivable for Common stock	$—	$—	$46,343

Cancellation of notes receivable for Common Stock	$—	$—	$27,433

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

8.	Acquisitions

In February 2007, the Company announced that it had entered into a merger agreement, pursuant to which Bolt, Inc., a/k/a Bolt Media, Inc., a Delaware corporation (“Bolt”), would merge with and in to a wholly-owned subsidiary of the Company. In August 2007, the Company terminated the Bolt merger agreement.

During the period from February 2007 to June 2007, the Company advanced Bolt $1,020,338. The Company only has a secured interest in Bolt’s trade accounts receivables of $600,000. As a result, the Company recorded an allowance for doubtful accounts of $420,338. In addition, the Company incurred $469,123 of direct acquisition costs. These costs have been expensed. The total related acquisition costs of $889,461 are recorded in costs of revenues and expense for the three months ended June 30, 2007, the six months ended June 30, 2007, and the period from inception to June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this Quarterly Report on Form 10-QSB, unless the context requires otherwise, “GoFish”, the “Company”, “we”, “us” and “our” refer to GoFish Corporation, a Nevada corporation, and its wholly-owned subsidiaries, GoFish Technologies, Inc., Internet Television Distribution Inc., and BM Acquisition Corp., Inc., taken as a whole, and also refers to the operations of GoFish Technologies, Inc. prior to the October 27, 2006 merger that resulted in GoFish Technologies, Inc. becoming a wholly-owned subsidiary of GoFish Corporation.

The following Management’s Discussion and Analysis or Plan of Operation provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations and plan of operation. The Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as our audited consolidated financial statements and notes to those statements as of December 31, 2006 and for each of the years in the two-year period ended December 31, 2006 and for the period from May 13, 2003 (inception) to December 31, 2006 included with our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 17, 2007.

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-QSB. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those identified under the heading “Risk Factors” beginning on page 28 of this Quarterly Report on Form 10-QSB. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-QSB.

Overview

GoFish operates an Internet Video Network that showcases original, Made-for-Internet (“MFI”) programming. Our primary online destination, www.gofish.com, allows users to participate in the viewing and production of amateur and professional short-form video content (“online video” or “Internet video”). This content includes our proprietary MFI programming that is sourced and developed in collaboration with established writers, producers and creators from the television and film industries. We engage in partnerships with content owners for the licensing of third-party video content, and are entering into agreements with outside publishers for the syndication of our original and licensed content across multiple sites or networks of sites. Through these and other content delivery services, our network provides a platform for advertisers, publishers, producers and content owners to reach our core constituency of online media consumers.

Plan of Operation

Our goal is to be a leader in the digital entertainment media market and to be able to capture a significant share of the increasing amount of advertising dollars that are being allocated to the sector. We are pursuing a three-pronged plan to achieve this goal. First, we aim to procure video content that we believe to be compelling to both consumers and advertisers in content categories having significant audiences across the Internet, but are underserved from a video programming perspective. Second, we seek to leverage that content to reach as large of an audience as possible on both our owned and operated sites, as well as through syndication to other sites and other digital mediums. Third, we seek to secure high margin advertising and sponsorship-based revenue.

We are also pursuing acquisitions and strategic alliances in each of the three core areas of our business.

In the procurement and development of content, we have signed licensing deals with over 40 different content owners and creators in categories including sports, lifestyle, celebrity, fashion, comedy, animation, among others, and some of our partners include Starz!, National Lampoon, and Bennett Media.

We have also sought to collaborate with content creators to launch and operate a network of online properties that showcase original content focusing on topics and demographics that we believe to be underserved online, but have established interest and audiences. Our initiatives have included programs such as Seduce A Celeb, Hidden Celebrity Webcam, and MMA Today.

For Seduce A Celeb, we partnered with Emmy-winning television producer Scott Sternberg, to create an online dating reality program. With Hidden Celebrity Webcam, we partnered with Icebox, a collaborative of television industry writers, producers and animators, including executive producers of FOX Television’s 24, The Simpsons, and King of the Hill. In MMA Today, we again partnered with television production talents, as well as martial arts fighter and television commentator, Bas Rutten, to create an online video source for mixed martial arts.

Our programming plans are to continue to leverage what we believe to be the best of the user-generated, amateur, and semi-professional content that is uploaded to our site and that comes to us through our channel platform, which launched on April 4, 2007 and has over 1,500 channels of content. We intend to continue to license content from and partner with what we believe to be the best creative talent to develop interactive MFI programs.

Our distribution or audience growth plans are first to continue to grow the size of our audience on our owned an operating properties through product innovation and marketing. We also plan to grow audience reach through partnering with other sites and networks of sites who seek to distribute our content to their users and share in the advertising revenue generated from such partnerships.

On May 3, 2007, we announced a partnership with Broadband Enterprises under which they would guarantee the distribution of up to 100 million video streams per month across the sites in Broadband Enterprises’ advertising network if we are able to sell the advertising at pre-determined minimum rates. Broadband Enterprises operates a network that comprises over 450 national websites and 1,500 local sites, delivers over 500 million video streams each month and has an aggregate audience count of roughly 40 million monthly unique users, according to comScore Media Metrix.

Our monetization and sales plans are to sell our advertising inventory through direct sales as much as possible and then to monetize remaining inventory by utilizing both the traditional advertising networks, as well as the numerous video advertising networks that have recently emerged. In order to accomplish this objective, we intend on hiring at least three more qualified and experienced individuals into our sales organization over the next several months. As our audience base grows, we intend to continue to aggressively pursue whom we believe to be the best sales talent to join our team and contribute to growing our revenue.

In order to implement our business plan, we will need to raise additional capital in the future to fund:

•	expenses associated with strategic partnerships and acquisitions of companies;

•	expenses associated with the packaging and distribution of “Made-for-Internet” content;

•	investment in network infrastructure and product development;

•	compensation for existing and future employees and consultants; and

•	legal and accounting fees and other general administrative overhead.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, business combinations and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on the critical accounting policies, see Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB.

There have been no significant changes to our critical accounting policies which are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

Sources of Revenues

We derive most of our revenues from fees we receive from advertisers who have the ability to place graphical or text-based ads on our Websites or video ads within our video programming. We believe an opportunity exists to provide advertisers with a cost-effective way to deliver ads on the GoFish Network through enhanced targeting, sponsorship and integrated means that only exist through the interactive nature of the Internet media. Factors that we believe will influence the success of our advertising programs include: (1) growth in the number of users populating the GoFish Network, (2) growth in the amount of time spent per user on the GoFish Network; (3) increased reach through syndication, (4) the number of advertisers and the variety of products available, (5) the quality and relevance of the programming featured, (6) advertisers’ return on investment and the efficacy of click-through conversions, (7) enhanced ad vehicles, products, services and sponsorships, and (8) our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage, online video consumption and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the Internet video segment. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers and relevancy to our users. We are continuing to take steps to increase our revenue by growing our audience, entering into strategic partnerships, building up our direct sales force, and optimizing our usage of advertising networks. In addition to organic growth on our owned and operated sites, we intend to broaden our reach through partnerships and syndication opportunities, as well as acquisitions.

As we are still a company in the development stage, we have not yet realized significant amounts of revenue.

Costs of Revenues and Expenses

Cost of revenue and expenses primarily consist of personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses. We believe the key element to the execution of our strategy is the hiring of personnel in all areas that are vital to our business. Our technology group, consisting of programmers, engineers, software developers and web designers, are an integral unit of our organization, as we regard the growth of our audience as being critical to success. We believe this is achieved through the design and implementation of a compelling user-interface and experience. Simultaneously, we are putting site operations and support systems in place to sustain increasing traffic to our website and other sites to which we syndicate content in order to support the requirements of our advertisers. Other investments in personnel include business development, sales and marketing, advertising, service and general corporate marketing and promotions.

Other expenses directly related to generating revenue include technology and operational infrastructure, including computer equipment maintenance, co-location and Internet connectivity fees, video production, Web traffic analysis, and advertising expenses related to our MFI programming, company and brand.

Results of Operations - Three and Six Months Ended June 30, 2007

Revenues

Total revenues increased to $31,686 for the three months ended June 30, 2007 from $7,484 for the three months ended June 30, 2006, and to $55,760 for the six months ended June 30, 2007 from the $11,756 generated for the six months ended June 30, 2006. The increase reflects higher sales from operations largely related to advertising fees charged on our sites. Revenues in these periods consisted of advertising fees, primarily from banner and text-based ads. We currently estimate that, on average, roughly 8 million unique users per month are viewing videos across our network. As traffic to our sites has increased almost four-fold over the past twelve months, we have been able to generate a greater number of user impressions for our advertisers, which resulted in the corresponding increase in revenue over the prior year period. Substantially all of our advertising revenue came through third party advertising networks.

Costs of Revenues and Expenses

Total costs of revenues increased to $5,836,555 for the three months ended June 30, 2007 from $717,441 for the three months ended June 30, 2006, and to $9,362,563 for the six months ended June 30, 2007 from the $1,334,800 generated for the six months ended June 30, 2006. This increase was primarily due to personnel related costs, including salaries and professional service fees, our build-out of technical and operational support infrastructure, and public company costs. For the three months ended June 30, 2007, we incurred approximately $274,135 related to stock option compensation expenses, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," issued by the Financial Accounting Standards Board ("FASB").

During the second quarter of 2007, we incurred costs associated with our previously proposed acquisition of Bolt Media, which was terminated in August 2007. During the period from February 2007 to June 2007, we advanced Bolt $1,020,338. We only had a secured interest in Bolt’s trade accounts receivables of $600,000. As a result, we recorded an allowance for doubtful accounts of $420,338. In addition, we incurred $469,123 of direct acquisition costs. These costs have been expensed. The total related acquisition costs of $889,461 are recorded in costs of revenues and expense for the three months ended June 30, 2007, the six months ended June 30, 2007, and the period from inception to June 30, 2007.

Personnel related costs increased to $2,215,170 for the three months ended June 30, 2007, from $423,468 for the three months ended June 30, 2006. Personnel related costs increased to $4,010,072 for the six months ended June 30, 2007, from $809,609 for the six months ended June 30, 2006. We experienced our most significant cost increases in personnel costs, including salaries, wages, recruiting fees, and employee stock option compensation expenses, which were incurred to support our growth. Full- and part-time personnel increased from 12 as of June 30, 2006, to 34 employees as of June 30, 2007. Other employee-related expenses included management, finance and administrative personnel, consulting fees, business travel costs, facilities and outside consulting fees. Net of the $274,135 related to stock option compensation expenses, we expect personnel costs to be at least $300,000 less next quarter due to a reduction in contractors and one-time expenses that we do not anticipate being incurred going forward. However, there can be no assurance that such personnel costs will be reduced as expected.

Web development and marketing expenses increased to $1,173,780 for the three months ended June 30, 2007 from $111,536 for the three months ended June 30, 2006. Web development and marketing expenses increased to $1,859,155 for the six months ended June 30, 2007, from $190,250 for the six months ended June 30, 2006. We continued to invest in network operations and content delivery network functions that are critical to the quality of our service. We invested in the further build-out of the technical infrastructure and technology operations systems, especially in the areas of Web design, video production, product development, quality assurance, and other costs affiliated with the quality, look, feel, and user experience of our Website. Included in these second quarter expenses were costs associated with (1) promotional campaigns for our original content as well as the upcoming launches of our MFI programming; (2) "search engine optimization" ("SEO) and "search engine marketing" ("SEM) programs that were intended to more effectively obtain organic traffic from major search engines; and (3) viral marketing programs and other marketing initiatives to maximize the potential for organic growth. We estimate that the discontinuation of certain marketing programs and investments made in this quarter will result initially in a reduction of approximately $750,000 in Web development and marketing expenses in the third quarter of 2007. However, there can be no assurance that such reduction of expenses will result.

Public company and overhead expenses increased to $931,322 for the three months ended June 30, 2007 from $116,123 for the three months ended June 30, 2006. Public company and overhead expenses increased to $1,708,765 for the six months ended June 30, 2007, from $168,416 for the six months ended June 30, 2006. Public company costs in the second quarter of 2007 included legal, accounting, public relations, and investor relations services, as well as corporate development, financial consulting fees, insurance, trade show costs and other allocable overhead. Other costs associated with being a publicly traded company included expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

Research and development expenses increased to $626,822 for the three months ended June 30, 2007 from $66,314 for the three months ended June 30, 2006. Research and development expenses increased to $895,110 for the six months ended June 30, 2007, from $166,525 for the six months ended June 30, 2006. During the second quarter, we continued to recognize costs associated with systems installations that we expect to eventually enable us to drive and support revenue generating activities across the site. We also invested in software development and R&D activities focusing on the development of certain MFI programming properties some of which have not yet launched or that we elected to postpone launching until certain sponsorship, contest, or branding affiliations are put in place. We estimate being able to save approximately $250,000 per quarter of associated costs from non-recurring R&D expenses going forward.  However, there can be no assurance that such savings will materialize as expected.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2007 increased to $(76,192) from $(30,565) for the three months ended June 30, 2006 as a result of increased interest expense which was not fully off set by interest income.  Other income (expense) for the six months ended June 30, 2007 decreased to $(41,400) from $(58,318) for the six months ended June 30, 2006 as a result of increased interest expense which was off set by interest income.

Net Loss Before Income Taxes

The net loss before provision for income taxes was $5,881,061 for the three months ended June 30, 2007, compared to a loss of $740,522 for the three months ended June 30, 2006, and a loss of $9,348,203 for the six months ended June 30, 2007, compared to a loss of $1,381,362 for the six months ended June 30, 2006. This increase was primarily related to increased expenses related to the ramp-up of our operations, programming development and network infrastructure, as well as costs associated with legal, accounting, recruiting and corporate development. The aforementioned expenses associated with the recently terminated Bolt merger, combined with the estimated cost reductions in personnel, web development and marketing, and research and development, amount to approximately $2.2 million in expenses that we do not anticipate going forward. Factoring out one-time expenses, the net loss reported in the second quarter is due primarily to the increase in the number of our employees, investments and activities to develop products for revenue generation, sales and marketing expenses similarly incurred in order to generate revenue, and the increase in administrative expenses to support these activities.

Liquidity and Capital Resources

Net cash used in operating activities was $6,213,537 and $1,020,055 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, the cash used in operating activities was primarily due to a net loss of $8,005,881, which is net of non cash expenses of $1,342,322 being offset by a positive change in working capital of $1,792,344. The non cash expense items included depreciation and amortization of $92,036, amortization of convertible note fees of $18,912, stock-based compensation of $753,819, non cash interest expense of $57,217 and write off of acquisition advances of $420,338. During the six months ended June 30, 2006, the primary use of cash was due to a net loss of $1,224,752, which is net of non cash expenses of $156,610 being offset by a positive change in working capital of $204,697. The non cash expense items included depreciation and amortization of $20,447 and stock-based compensation of $136,163.

Net cash provided by investing activities was $107,065 and net cash used in investing activities was $42,434 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, net cash provided by investing activities consisted of payments of direct acquisition costs of $66,040, an additional $1,728,728 of funds released from restricted cash from the sale of our common stock, and cash used in investing activities consisted of acquisition advances of $1,020,338, the purchase of property and equipment in the amount of $512,799, funds held as deposits of $153,906, and $660 of advances to a founder and stockholder. During the six months ended June 30, 2006, net cash used in investing activities related to the purchase of property and equipment of $42,434.

Net cash provided by financing activities was $10,786,428 and $1,050,000 for the six months ended June 30, 2007 and 2006, respectively. The net cash provided by financing activities for the six months ended June 30, 2007 was derived from the proceeds from the issuance of convertible notes and related warrants in the amount of $9,411,943, proceeds from the issuance of common stock in the amount of $1,759,278, repayment of amounts due to a stockholder of $384,793, and repayments of notes payable which were equally off set against proceeds from the issuance of such notes payable. The net cash from financing activities for the six months ended June 30, 2006 was derived from the issuance of convertible promissory notes payable in the amount of $1,050,000.

If our capital resources are unable to meet our capital requirements, we will have to raise additional funds. We may be unable to raise sufficient additional capital when we need it or to raise capital on reasonable terms. Negative covenants in the purchase agreement governing our senior convertible notes limit our ability to raise additional capital, including through the incurrence of debt or liens on our properties or the issuance of equity securities that include registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the senior convertible notes then outstanding. Any sale of equity or convertible debt securities in the future may be dilutive to our current stockholders’ ownership interests, and debt financing arrangements, if available, may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. The senior convertible notes and related warrants are also subject to full-ratchet anti-dilution protection that, if triggered, could cause further dilution to our then-existing stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms. See “Risk Factors - Risk Related to Our Company” below for more information on the risks associated with our capital requirements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors

We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect our operations or financial results. As a result of, among other things, our previously-disclosed sale of senior convertible notes and related warrants in June 2007, certain of the risk factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2006  filed with the SEC on April 17, 2007 have materially changed. Accordingly, we have updated and restated our risk factors in their entirety below.

Risks Related to Our Company

We have a history of operating losses which may continue.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $2 million for the year ended December 31, 2005, a net loss of approximately $5.3 million for the year ended December 31, 2006, and a net loss of approximately $9.3 million for the six months ended June 30, 2007. As of June 30, 2007, our accumulated deficit was approximately $17.1 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to reach a level of revenue to achieve profitability. Our gross revenues for the year ended December 31, 2006 and the six months ended June 30, 2007 were $25,779 and $55,760, respectively. To date, our revenues have been insignificant and have not been sufficient to achieve our business plan. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

Our future financial results, including our expected revenues, are unpredictable and difficult to forecast.

Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable which could increase the volatility of the price of our common stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	our ability to attract visitors to our website;

•	our ability to increase the number of visitors to our website and to encourage them to consume our videos or participate in our programming;

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	technical difficulties consumers might encounter in using our website;

•	our ability to control our gross margins;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on our site; and

•	our ability to obtain cost-effective advertising on other entities’ websites.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our common stock. In addition, since we expect that our operating results will continue to fluctuate in the future, it is difficult for us to accurately forecast our revenues.

Our limited operating history in the user-generated video business makes evaluation of our business difficult.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched our website in October, 2004 and we have earned only minimal revenues since our inception. The revenue received currently is insufficient to generate positive cash flows from our operations. Additionally, the income potential of our business and our website is unproven. Because of the unproven nature of our business plan, our executives have limited experience in it. As a company operating in an unproven market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend significantly upon continuing consumer acceptance of, and participation in, user-generated video. User-generated video has emerged as a consumer medium only within the last 18 months, and we cannot predict whether its popularity will remain.

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. The registration rights agreement we entered into in connection with the private placement consummated in October 2006 provided that we will not, without the prior written consent of the majority of registered holders, file or request the acceleration of any other registration statement filed with the SEC, subject to certain exceptions, until the SEC has declared effective the registration statement contemplated by that registration rights agreement. In addition, negative covenants in the purchase agreement governing our senior convertible notes limit our ability to raise additional capital, including through the incurrence of debt or liens on our properties or the issuance of equity securities that include registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the senior convertible notes then outstanding. In addition, negative covenants in the purchase agreement governing our senior convertible notes limit our ability to raise additional capital, including through the incurrence of debt or creation of liens on our properties or the issuance of equity securities that include registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the senior convertible notes then outstanding. While these negative covenants generally permit us to incur junior debt in connection with certain strategic transactions or issue equity securities without registration rights (or equity securities with registration rights in connection with certain strategic transactions) without the consent of holders of our senior convertible notes, these negative covenants may impair our ability to raise additional capital. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Negative covenants in the purchase agreement governing our senior convertible notes limit, among other things, our ability to incur debt, create liens on our properties and issue equity securities with registration rights, which may impair our ability to pursue our objectives.

The purchase agreement governing our senior convertible notes contain various negative covenants that limit, among other things, our ability to incur debt, create liens on our properties and issue equity securities with registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the senior convertibles notes then outstanding. While these negative covenants generally permit us to incur junior debt in connection with certain strategic transactions or issue equity securities without registration rights (or equity securities with registration rights in connection with certain strategic transactions) without the consent of holders of the senior convertible notes, these negative covenants may impair our ability to pursue our objectives.

Any failure to comply with those covenants may constitute a breach under the purchase agreement governing our senior convertible notes that provides the holders of the senior convertible notes with the right to require us to purchase all or any part of the then outstanding principal amount of the senior convertible notes. We may not have sufficient funds to purchase the senior convertible notes upon such a breach.

We may be required to pay liquidated damages to certain of our investors under certain circumstances.

We entered into a registration rights agreement in connection with our October 2006 private offering and a registration rights agreement in connection with our June 2007 private placement. These registration rights agreements require us to pay partial liquidated damages under certain circumstances if we do not satisfy our obligations under such registration rights agreements, including our obligations to file or obtain or maintain the effectiveness of registration statements as required under these registration rights agreements. If we are unable to satisfy our obligations under these registration rights agreements and we are obligated to pay partial liquidated damages, it may adversely impact our financial condition.

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

In addition, from time to time we may enter into discussions, negotiations or agreements for acquisitions or investments that are not ultimately consummated, which could result in significant diversion of management time, as well as substantial out-of-pocket costs. On August 1, 2007, we terminated our merger agreement with Bolt Inc. (a/k/a Bolt Media, Inc.) ("Bolt"), pursuant to which Bolt would merge with and into one of our wholly-owned subsidiaries. Under the Bolt merger agreement, a condition to our obligation to consummate the merger was that Bolt shall have entered into a definitive settlement of the pending copyright infringement lawsuit filed by UMG Recordings, Inc. and definitive settlement agreements covering substantially comparable potential claims, if any, by Sony, BMG Entertainment, Warner Music Group, and EMI Recorded Music and the major publishers that provide for initial cash payments not exceeding an aggregate of $1,000,000 and for additional cash payments to be made no sooner than July 1, 2008 not exceeding an aggregate of $3,000,000 and 2.5 million shares of our common stock, exclusive of any advertising credits or other in kind consideration. This condition had not been satisfied on or prior to the termination date under the Bolt merger agreement and, as a result, we elected to terminate the Bolt merger agreement. While no termination or similar fee was incurred as a result of such termination, our efforts directed toward the unsuccessful Bolt merger, the potential benefits of which will not be achieved as a result of our termination of the Bolt merger agreement, had involved a significant diversion of management time on consummating the Bolt merger rather than pursuing other business opportunities, as well as the incurrence of significant costs related to the transaction.

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

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage us.

Losing key personnel or failing to attract and retain other highly skilled personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our senior management and other key personnel. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects.

To meet our expected growth, we believe that our future success will depend upon our ability to hire, train and retain other highly skilled personnel. Competition for quality personnel is intense among technology and Internet-related businesses such as ours. In addition, because we are developing new programming concepts, it may be very difficult to employ personnel who have the skills that our business plan requires. In order to successfully compete in our industry, we will need to hire a qualified individual to fill this role as soon as practicable. We cannot be sure that we will be successful in hiring, assimilating or retaining the necessary personnel, and our failure to do so could cause our operating results to fall below our projected growth and profit targets.

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

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by GoFish Technologies, Inc., our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock. In addition, negative covenants in the purchase agreement governing our senior convertible notes limit our ability to pay dividends without the consent of holders of greater than 75% of the aggregate principal amount of the senior convertible notes then outstanding.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2006, we concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006 primarily due to inadequate staffing in our accounting and finance department. Although we concluded as of June 30, 2007 that we did maintain effective disclosure controls and procedures, we are in the process of implementing changes to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

Our present management had no affiliation with Unibio Inc. (which changed its name to GoFish Corporation o September 14, 2006) prior to the October 27, 2006 mergers. Although the October 27, 2006 Agreement and Plan of Merger contained customary representations and warranties regarding our pre-merger operations and customary due diligence was performed, all of our pre-merger material liabilities may not have been discovered or disclosed. We do not believe this to be the case but can offer no assurance as to claims which may be made against us in the future relating to such pre-merger operations. The Agreement and Plan of Merger and Reorganization contained a limited, upward, post-closing, adjustment to the number of shares of common stock issuable to pre-merger GoFish Technologies Inc. and Internet Television Distribution Inc. shareholders as a means of providing a remedy for breaches of representations made by us in the Agreement and Plan of Merger and Reorganization, including representations related to any undisclosed liabilities, however, there is no comparable protection offered to our other stockholders. Any such undisclosed pre-merger liabilities could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

Regulatory requirements may materially adversely affect us.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires the evaluation and determination of the effectiveness of a company’s international control over its financial reporting. If it is determined that we have a material weakness in our internal control over financial reporting, we could incur additional costs and suffer adverse publicity and other consequences of any such determination.

Risks Related to Our Business

We may be unable to attract advertisers to our gofish.com website.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by our gofish.com website. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

Even if we initially attract advertisers to gofish.com, they may decide not to advertise to our community if their investment does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may reduce the rates they are willing to pay or may not continue to place ads with us. Moreover, repercussions from click fraud may jeopardize the expansion of Internet advertising or adversely affect the rates that Internet advertisers are willing to pay. Click fraud occurs in pay per click online advertising when a person, automated script, or computer program imitates a legitimate user of a web browser clicking on an ad, for the purpose of generating a charge per click without having actual interest in the target of the ad’s link.

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

We rely upon several of the major search engines to provide us with Internet traffic that our merchant advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

Search engines drive traffic to websites across the Internet including our website, gofish.com. Through the practice of search engine optimization, we tailor our website and our content with the objective of increasing the ranking of our website and programs on the major search engines. Our objective in doing so is to improve the quantity and quality of the traffic to our website. In this regard, we rely upon several of the major Internet search engines -- namely Google, Yahoo!, MSN and AOL. The amount and type of traffic we generate is critically important to our merchant advisors. We monitor the traffic delivered to our website from the major search engines in an attempt to optimize the quality of our traffic. If our traffic is less valuable, we may have greater difficulty attracting advertising and our revenue may be negatively impacted.

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

Gofish.com, our online video community website, is new and rapidly evolving and may not prove to be a viable business model.

Online user-generated video is a relatively new business model for delivering digital media over the Internet, and we have only very recently launched our efforts to develop a business centered around online content delivery. It is too early to predict whether consumers will accept, and continue to use on a regular basis, in significant numbers, online video distribution and participate in our online video community. Our online video community website, gofish.com, may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online video community.

In addition, distributing video to users of our online video community website will involve substantial cost, and we expect a significant portion of the content on our online video community website to be available for free. If we are unable to successfully monetize the use of our online video community website, either through advertising or fees for use, our operating results could be adversely affected.

Our user generated video services may fail to maintain the market acceptance they have achieved or to grow beyond current levels, which would adversely affect our competitive position.

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

Our ability to be an attractive platform for a multiple user format requires us to support a number of simultaneous viewers. Adding the necessary network capacity to do so will be expensive, and we may not be able to do so successfully. If we are unable to expand capacity successfully and on acceptable terms, we will be unable to host major events, which may limit our market opportunities.

If we fail to enhance our existing services and product applications or develop and introduce new applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer.

User-generated video depends in part on rapidly changing technologies, which will impact our capacity to successfully distribute videos to our users. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

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

In February 2007, we learned that three million shares of our common stock issued as part of private placement transaction we consummated in October 2006 were purchased by entities controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuireWoods LLP. We believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entities he controlled to resell certain of these shares. Mr. Zehil’s conduct was reported to the Securities and Exchange Commission and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

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

Risks Related to Our Industry

Anything that causes our website users to spend less time on their computers, including seasonal factors and national events, may impact our profitability.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2007, we expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our website and to roll out new products and services. This expansion is going to be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and GoFish members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

Our programming may be copied or emulated, which would negatively impact our ability to distinguish us from our competitors.

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

We rely on a variety of technology that we license from third parties, such as Macromedia. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software

Our network is subject to security risks that could harm our reputation and expose us to litigation or liability.

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

The Child Online Protection Act and the Children's Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our website to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

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

Risks Related to Our Common Stock

You may have difficulty trading our common stock as there is a limited public market for shares of our common stock.

Our common stock is currently quoted on the NASD’s OTC Bulletin Board under the symbol “GOFH.OB.” Our common stock is not actively traded and there is a limited public market for our common stock. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price for our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On August 9, 2007 the closing price for our common stock was $0.36 per share. Stocks such as ours which trade below $5.00 per share are considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our market price.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of June 30, 2007, there were 24,130,276 shares of common stock outstanding, 3,630,240 shares reserved for issuance upon the exercise of outstanding options under our 2006 Equity Incentive Plan and 2004 Stock Plan, 7,885,336 shares reserved for issuance upon the exercise of certain outstanding warrants (including warrants previously issued to Kaleidoscope Sports and Entertainment LLC ("KSE") to purchase 500,000 shares of common stock), 1,125,570 shares reserved for issuance upon the exercise of options that may be granted in the future under our 2006 Equity Incentive Plan and 35,000,000 shares reserved for issuance upon conversion of our senior convertible notes and exercise of related warrants. On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with KSE, pursuant to which, among other things, KSE will surrender its warrants under the original Strategic Alliance Agreement (including its previously-issued warrants to purchase 500,000 shares of common stock) in exchange for warrants to purchase 166,667 shares of common stock. In the case of our convertible securities, including our senior convertible notes, warrants and options, the perception of a significant market overhang resulting from the existence of our obligations to honor the conversions or exercises may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTC Bulletin Board.

Even though we are not a California corporation, our common stock could still be subject to a number of key provisions of the California General Corporation Law.

Under Section 2115 of the California General Corporation Law (the “CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of GoFish Technologies Inc. and a majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters' and appraisal rights, and inspection of corporate records.

ITEM 3A(T). CONTROLS AND PROCEDURES

As of June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2007 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 7, 2007, we entered into a purchase agreement with certain accredited investors, pursuant to which we sold to such investors 6% senior convertible notes due June 2010 in the aggregate principal amount of $10.3 million, together with warrants to purchase an aggregate of 3,862,500 shares of our common stock, in a private placement transaction. The sale was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. We previously disclosed this transaction in a Current Report on Form 8-K dated June 7, 2007 filed with the SEC on June 8, 2007 and a Current Report on Form 8-K dated June 14, 2007 filed with the SEC on June 14, 2007, which disclosure is incorporated herein by reference. As part of this transaction, we issued placement agent warrants to purchase 309,000 shares of our common stock to Lazard Frères & Co. LLC and Merriman Curhan Ford & Co. Lazard Frères & Co. LLC received 247,200 warrants, including 154,500 warrants with an exercise price of $1.60 and 92,700 warrants with an exercise price of $1.75. Merriman Curhan Ford & Co. received 61,800 warrants, including 38,625 warrants with an exercise price of $1.60 and 23,175 warrants with an exercise price of $1.75. The placement agent warrants issued to Lazard Frères & Co. LLC and Merriman Curhan Ford & Co. are five year warrants and are exercisable one year after the issuance date.

As disclosed under Item 5 of this Quarterly Report on Form 10-QSB, on August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC ("KSE"), a unit of the Interpublic Group of Companies, Inc.. Pursuant to the Amended and Restated Strategic Alliance Agreement, KSE will surrender its warrants under the original Strategic Alliance Agreement in exchange for new warrants to purchase 166,667 shares of common stock. The disclosure set forth under Item 5 of this Quarterly Report on Form 10-QSB is incorporated herein by reference.

During the period April 1, 2007 through June 30, 2007, we issued an aggregate of 160,000 stock options under our 2006 Stock Plan to six individuals. The options have exercise prices ranging from $3.78 to $3.80. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act. None of the securities were sold through an underwriter and accordingly, there was no underwriting discounts or commissions involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Amended and Restated Strategic Alliance Agreement with Kaleidoscope

On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC (“KSE”), a unit of the Interpublic Group of Companies, Inc., which amended and restated the Strategic Alliance Agreement that we previously entered into with KSE. Pursuant to the Amended and Restated Strategic Alliance Agreement, KSE will no longer assist us by developing syndication opportunities and an award show for televised broadcast, but will continue to assist us by identifying sales prospects, promoting and enhancing www.gofish.com and identifying and achieving acquisition opportunities and other strategic initiatives.

Under the Amended and Restated Strategic Alliance Agreement, KSE (i) no longer receives a monthly participation fee during the term of the agreement, but receives certain cash sales commissions on a quarterly basis to the extent KSE initiates business relationships resulting in revenue for GoFish, (ii) continues to receive sales and finder’s fees for certain strategic sales or acquisitions, if any, with third parties resulting from KSE's introduction to such third party and (iii) will surrender its warrants under the original Strategic Alliance Agreement in exchange for new warrants to purchase 166,667 shares of common stock, exercisable at a price of $3.00 per share, upon commencement of the term of the Amended and Restated Strategic Alliance Agreement. The new warrants vest one-third immediately upon execution of the Amended and Restated Strategic Alliance Agreement and one-twelfth per month (in arrears) for the remaining warrants for each of the remaining 12 months of the term. The new warrants are scheduled to expire (i) upon termination of the agreement, if terminated prior to six months after the date of the agreement, (ii) six months following termination of the agreement, if terminated between six months but less than twelve months after the date of the agreement and (iii) five years from the date of the agreement, if the agreement is in effect for at least twelve months. The form of these new warrants will be determined by us.

The foregoing summary of the terms of the Amended and Restated Strategic Alliance Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Strategic Alliance Agreement, a copy of which is attached as Exhibit 10.24 to the Registration Statement on Form SB-2 filed on August 13, 2007.

Cancellation of Certain Stock Options

We and Tabreez Verjee agreed to cancel, effective as of June 30, 2007, stock options to purchase 500,000 shares of our common stock previously granted to him.

We and Riaz Valani agreed to cancel, effective as of June 30, 2007, stock options to purchase 250,000 shares of our common stock previously granted to him.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-QSB are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference into this Item 6.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoFish Corporation

Date: August 16, 2007	By:	/s/ Michael Downing
Name: Michael Downing Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Second Amendment to Merger Agreement dated as of May 31, 2007 by and among GoFish Corporation, BM Acquisition Corp., Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 2.4 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 2007 (File No. 333-145406).

2.2	Third Amendment to Merger Agreement, dated as of June 15, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 21, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 333-131651).

2.3	Fourth Amendment to Merger Agreement, dated as of June 20, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 21, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 333-131651).

2.4	Fifth Amendment to Merger Agreement, dated as of June 21, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 21, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 333-131651).
2.5	Sixth Amendment to Merger Agreement, dated as of July 12, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2007 filed with the Securities and Exchange Commission on July 13, 2007 (File No. 333-131651).

3.1	Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005.	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

3.2	Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 14, 2006 filed with the Securities and Exchange Commission on September 22, 2006 (File No. 333-131651).

3.3	Bylaws of GoFish Corporation (f/k/a Unibio Inc.).	Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

4.1	Purchase Agreement dated as of June 7, 2007 by and among GoFish Corporation and the investors identified on the signature pages thereto.	Incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.2	Registration Rights Agreement dated as of June 7, 2007, by and among GoFish Corporation and the investors signatory thereto.	Incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.3	Form of Note issued in June 2007 financing.	Incorporated by referenced to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.4	Form of Warrant issued in June 2007 financing.	Incorporated by referenced to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

10.1
First Amendment to Strategic Alliance Agreement, dated as of June 29, 2007, by and between GoFish Technologies, Inc., GoFish Corporation and Kaleidoscope, Inc. (acting through its wholly-owned subsidiary, Kaleidoscope Sports and Entertainment LLC)

Incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 11, 2007 (File No. 333-142460).

10.2
Second Amendment to Strategic Alliance Agreement, dated as of July 31, 2007, by and between GoFish Technologies, Inc., GoFish Corporation and Kaleidoscope, Inc. (acting through its wholly-owned subsidiary, Kaleidoscope Sports and Entertainment LLC)
Incorporated by reference to Exhibit 10.23 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 2007 (File No. 333-145406).

10.3
Amended and Restated Strategic Alliance Agreement, dated as of August 10, 2007, by and between GoFish Technologies, Inc., GoFish Corporation and Kaleidoscope, Inc. (acting through its wholly-owned subsidiary, Kaleidoscope Sports and Entertainment LLC)
Incorporated by reference to Exhibit 10.24 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 2007 (File No. 333-145406).

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

* Filed herewith