Form 10QSB
period 2007-09-30
GoFish Corp.
filed 2007-11-19
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB
__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had 24,130,276 outstanding shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$4,954,628	$3,369,542
Restricted cash	---	1,728,728
Trade accounts receivable	483,602	5,152
Acquisition advances, net allowance for doubtful accounts of $420,338	250,000	---
Due from founder and stockholder	17,876	17,216
Prepaid expenses	283,729	144,875
Deferred direct acquisition costs	---	66,040

Total current assets	5,989,835	5,331,553

Property and equipment, net	523,295	157,320

Convertible note fees, net amortization of $148,954	1,274,672	---

Deposits	170,856	10,000

Total assets	$7,958,658	$5,498,873

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,497,611	$496,082
Accrued liabilities	1,089,978	72,941
Due to stockholder	---	384,793

Total current liabilities	2,587,589	953,816

Commitments and contingencies	---	---

Convertible notes, net discount of $4,408,984	5,891,016	---

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at September 30, 2007 and December 31, 2006	---	---
Common Stock: $0.001 par value; 300,000,000 shares authorized; 24,130,276 and 23,099,230 shares issued and outstanding at September 30, 2007 and December 31, 2006	24,131	23,100
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	20,350,988	12,288,298
Accumulated deficit	(20,876,156)	(7,747,431)

Total stockholders’ equity (deficit)	(519,947)	4,545,057

Total liabilities and stockholders’ equity (deficit)	$7,958,658	$5,498,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Period From May 13, 2003 (Inception) to September 30, 2007

Revenues	$485,812	$7,101	$541,572	$18,857	$597,239

Costs of revenues and expenses:
Selling, general and administrative expenses	3,659,304	913,402	12,132,406	2,248,202	19,736,796
Acquisition costs	60,000	---	949,461	---	949,461

Total costs of revenues and expenses	3,719,304	913,402	13,081,867	2,248,202	20,686,257
Operating loss	(3,233,492)	(906,301)	(12,540,295)	(2,229,345)	(20,089,018)

Other income (expense):
Interest income	65,471	---	120,602	---	120,602
Miscellaneous income (expense)	---	---	537	62	17,890
Interest expense	(612,501)	(39,603)	(709,569)	(97,983)	(925,630)

Total other income (expense)	(547,030)	(39,603)	(588,430)	(97,921)	(787,138)

Net loss before provision for income taxes	(3,780,522)	(945,904)	(13,128,725)	(2,327,266)	(20,876,156)

Provision for income taxes	---	---	---	---	---

Net loss	$(3,780,522)	$(945,904)	$(13,128,725)	$(2,327,266)	$(20,876,156)

Net loss per share - basic and diluted	$(0.16)	$(0.49)	$(0.61)	$(0.86)

Shares used to compute net loss per share - basic and diluted	24,130,276	1,950,262	21,373,855	2,710,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

							Notes		Deferred
							Receivable	Additional	Stock-
	Preferred Stock			Common Stock			From	Paid-in	Based	Accumulated
	Shares	Amount		Shares	Amount		Stockholders	Capital	Compensation	Deficit	Total

Balances at January 1, 2004	---	$	---	---	$	---	$ ---	$ ---	$ ---	$(25,307)	$(25,307)

Issuance of Series A Preferred Stock in November for cash and conversion of note payable and accrued expenses, net of issuance costs of $45,437	3,132,313		3,132	---		---	---	609,217	---	---	612,349

Issuance of Common Stock in November for notes receivable	---		---	3,129,611		3,130	(2,663)	(467)	---	---	---

Nonemployees stock-based compensation charge	---		---	---		---	---	5,902	---	---	5,902

Deferred stock-based compensation to employees	---		---	---		---	---	6,800	(6,800)	---	---

Amortization of deferred stock-based compensation	---		---	---		---	---	---	733	---	733

Net loss	---		---	---		---	---	---	---	(410,197)	(410,197)

Balances at December 31, 2004	3,132,313		$3,132	3,129,611		$3,130	$(2,663)	$621,452	$(6,067)	$(435,504)	$183,480

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

					Notes		Deferred
					Receivable	Additional	Stock-
	Preferred Stock		Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balances at January 1, 2005	3,132,313	$3,132	3,129,611	$3,130	$(2,663)	$621,452	$(6,067)	$(435,504)	$183,480

Issuance of Series A Preferred Stock in March for cash, net of issuance costs of $68,170	772,687	773	---	---	---	93,321	---	---	94,094

Issuance of Common Stock in September for notes receivable	---	---	741,216	741	(42,667)	41,926	---	---	---

Repurchase of Common Stock in July and cancellation of notes receivable	---	---	(530,940)	(531)	754	(223)	---	---	---

Nonemployees stock-based compensation charge	---	---	---	---	---	42,032	---	---	42,032

Deferred stock-based compensation to employees	---	---	---	---	---	56,500	(56,500)	---	---

Amortization of deferred stock-based compensation	---	---	---	---	---	---	15,903	---	15,903

Net loss	---	---	---	---	---	---	---	(2,000,031)	(2,000,031)

Balances at December 31, 2005	3,905,000	$3,905	3,339,887	$3,340	$(44,576)	$855,008	$(46,664)	$(2,435,535)	$(1,664,522)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

						Notes		Deferred
						Receivable	Additional	Stock-
	Preferred Stock			Common Stock		From	Paid-in	Based	Accumulated
	Shares	Amount		Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balances at January 1, 2006	3,905,000		$3,905	3,339,887	$3,340	$(44,576)	$855,008	$(46,664)	$(2,435,535)	$(1,664,522)

Reclassification of deferred stock-based compensation	---		---	---	---	---	(46,664)	46,664	---	---

Issuance of Common Stock in April in exchange for notes receivable	---		---	13,029	13	(750)	737	---	---	---

Repurchase of Common Stock in April and can collation of notes receivable	---		---	(148,207)	(148)	8,531	(8,383)	---	---	---

Repurchase of Common Stock in May and can collation of notes receivable	---		---	(751,078)	(751)	10,498	(9,747)	---	---	---

Repurchase of Common Stock in August and can collation of notes receivable	---		---	(130,292)	(130)	7,500	(7,370)	---	---	---

Repurchase of Common Stock in September and can collation of notes receivable	---		---	(52,117)	(52)	150	(98)	---	---	---

Issuance of Common Stock in September in exchange for notes receivable	---		---	4,560	5	(263)	258	---	---	---

Issuance of GoFish Corporation Common Stock in October to GoFish Technologies, Inc.’s Preferred Stockholders	(3,905,000)		(3,905)	1,356,773	1,356	---	2,549	---	---	---

Issuance of GoFish Corporation Common Stock in October to ITD	---		---	3,500,000	3,500	---	(3,500)	---	---	---

GoFish Corporation shares outstanding	---		---	16,666,674	16,667	---	(16,667)	---	---	---

Shares cancelled in October in accordance with Split-Off Agreement	---		---	(9,166,666)	(9,167)	---	9,167	---	---	---

Issuance of GoFish Corporation Common Stock in October as a result of the private placement	---		---	8,166,667	8,167	---	10,979,534	---	---	10,987,701

Issuance of GoFish Corporation Common Stock in October to consultants	---		---	300,000	300	---	(300)	---	---	---

Nonemployee stock-based compensation charge	---		---	---	---	---	268,098	---	---	268,098

Stock-based compensation charge	---		---	---	---	---	265,676	---	---	265,676

Net loss	---		---	---	---	---	---	---	(5,311,896)	(5,311,896)

Balances at December 31, 2006	---	$	---	23,099,230	$23,100	$(18,910)	$12,288,298	$ ---	$(7,747,431)	$4,545,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

						Notes
						Receivable	Additional
	Preferred Stock			Common Stock		From	Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Stockholders	Capital	Deficit	Total

Balances at January 1, 2007	---	$	---	23,099,230	$23,100	$(18,910)	$12,288,298	$(7,747,431)	$4,545,057

Issuance of Common Stock in January for cash upon exercise of warrants	---		---	1,000,000	1,000	---	1,749,000	---	1,750,000

Issuance of Common Stock in January for cash upon exercise of options	---		---	25,879	25	---	1,475	---	1,500

Issuance of Common Stock in April for cash upon exercise of options	---		---	5,167	6	---	7,772	---	7,778

Issuance of warrants in June	---		---	---	---	---	5,298,493	---	5,298,493

Nonemployee stock-based compensation charge	---		---	---	---	---	227,883	---	227,883

Stock-based compensation charge	---		---	---	---	---	778,067	---	778,067

Net loss	---		---	--	---	---	---	(13,128,725)	(13,128,725)

Balances at September 30, 2007	---	$	---	24,130,276	$24,131	$(18,910)	$20,350,988	$(20,876,156)	$(519,947)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
	Nine Months	Nine Months	May 13, 2003
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Cash flow from operating activities:
Net loss	$(13,128,725)	$(2,327,266)	$(20,876,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	158,806	32,169	244,245
Amortization of convertible note fees	148,954	---	148,954
Stock-based compensation	1,005,950	248,068	1,604,294
Non cash interest expense	515,218	---	619,689
Write-off of acquisition advances	420,338	---	420,338
Changes in operating assets and liabilities:
Trade accounts receivable	(478,450)	16,624	(483,602)
Prepaid expenses	(138,854)	---	(283,729)
Other assets	---	340	---
Accounts payable	1,001,529	213,162	1,497,611
Accrued liabilities	1,017,037	117,826	1,139,331

Net cash used in operating activities	(9,478,197)	(1,699,077)	(15,969,025)

Cash flow from investing activities:
Acquisition advances	(1,020,338)	---	(1,020,338)
Payment of acquisition advances	350,000		350,000
Payment of direct acquisition costs	66,040	---	---
Funds held as restricted cash	---	---	(1,728,728)
Funds released from restricted cash	1,728,728	---	1,728,728
Funds held as deposits	(160,856)	---	(170,856)
Advances to founder and stockholder	(660)	---	(17,876)
Purchase of property and equipment	(524,781)	(48,601)	(767,540)

Net cash provided by (used in) investing activities	438,133	(48,601)	(1,626,610)

Cash flow from financing activities:
Payment of financing costs	---	---	---
Proceeds from issuance of Series A Preferred Stock, net of issuance cost	---	---	647,142
Proceeds from issuance of common stock, net of issuance costs	1,759,278	---	10,581,976
Due to stockholder	---	---	384,793
Repayment of due to stockholder	(384,793)	---	(384,793)
Proceeds from issuance of note payable	200,000	100,000	342,830
Repayment of notes payable	(200,000)	---	(300,000)
Proceeds from issuance of secured bridge note	---	800,000	800,000
Proceeds from issuance of convertible promissory notes	---	825,000	2,247,650
Repayment of convertible promissory notes	---	---	(1,020,000)
Proceeds from issuance of convertible notes, net of fees of $1,049,335	9,250,665	---	9,250,665

Net cash provided by financing activities	10,625,150	1,725,000	22,550,263

Net increase (decrease) in cash	1,585,086	(22,678)	4,954,628

Cash and cash equivalents at beginning of the period	3,369,542	43,738	---

Cash at the end of the period	$4,954,628	$21,060	$4,954,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - GoFish Technologies, Inc. (the "Company") was incorporated in the State of California on May 13, 2003.

Unibio Inc. was incorporated in the state of Nevada on February 2, 2005. On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation.

Mergers and Acquisitions - The original shareholders of GoFish Corporation prior to the below transactions owed 16,666,674 shares of Common Stock, 100% of GoFish Corporation. On October 27, 2006, the following transaction occurred simultaneously, each one being dependent on the other:

•
GoFish Technologies, Inc. was acquired by GoFish Corporation. In the transaction, GoFish Technologies, Inc. merged with a subsidiary of GoFish Corporation and became a wholly-owned subsidiary of GoFish Corporation. 3,632,555 shares of GoFish Corporation Common Stock were exchanged for all the outstanding Series A Preferred Stock and Common Stock of GoFish Technologies, Inc.

•	GoFish Corporation assumed all outstanding GoFish Technologies, Inc.’s stock options and warrants.

•
GoFish Corporation executed a Split-Off Agreement with certain of its shareholders whereby all the assets and liabilities of GoFish Corporation just prior to the mergers were exchanged for 9,166,666 shares of Common Stock of GoFish Corporation.

•
Internet Television Distribution, Inc. was acquired by GoFish Technologies, Inc and became a wholly-owned subsidiary of GoFish Corporation. 3,500,000 shares of GoFish Corporation Common Stock were exchanged for all the outstanding shares of Common Stock of Internet Television Distribution, Inc.

•
GoFish Corporation consummated a private offering (the “Offering”) of 8,166,667 units of its securities (the “Units”), at a purchase price of $1.50 per Unit, each Unit consists of one share of Common Stock and a warrant to purchase one-half of a share of Common Stock for a period of five years at an exercise price of $1.75 per share (the “Investor Warrants”), which Investor Warrants are callable by the Company under certain circumstances.

•	The officers and board members of GoFish Corporation resigned and were replaced by officers of GoFish Technologies, Inc. along with newly elected board members.

GoFish Technologies, Inc.’s shareholders exchanged their Common Stock for a total of 2,275,882 shares of GoFish Corporation’s Common Stock and GoFish Technologies, Inc.’s shareholders exchanged their Series A Preferred Stock for a total of 1,356,773 shares of GoFish Corporation’s Common Stock.

The transactions between GoFish Technologies, Inc. and GoFish Corporation have been treated as a reverse merger and recapitalization of GoFish Technologies, Inc. for reporting purposes. GoFish Technologies, Inc. is the acquirer for accounting purposes. GoFish Corporation is the issuer. The historical financial statements for periods prior to the acquisition become those of the acquirer. In a recapitalization, historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to additional paid-in capital. Accumulated deficit of the acquirer is carried forward after the acquisition. Operations prior to the merger are those of the accounting acquirer. Earnings per share for the periods prior to the merger are restated to reflect the equivalent number of shares outstanding.

Contemporaneously with the closing of the mergers, GoFish Corporation executed a Split-Off Agreement with certain shareholders whereby all the assets and liabilities of GoFish Corporation just prior to the mergers were exchanged for 9,166,666 shares of Common Stock of GoFish Corporation. This resulted in a GoFish Corporation balance sheet with zero total assets, zero total liabilities, and zero total stockholders’ equity and a purchase price of zero.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Internet Television Distribution, Inc. was an entity that was originally formed to take advantage of opportunities in the Internet video sector. Specifically, opportunities to build/aggregate audiences and capture a share of the advertising dollars shifting into online video. GoFish Technologies, Inc. and Internet Television Distribution, Inc. determined that it was in the best interest of each entity to merge. The transaction between GoFish Technologies, Inc. and Internet Television Distribution, Inc. has been treated as an acquisition by GoFish Technologies, Inc. Internet Television Distribution, Inc. is considered to be an entity under common control and as such GoFish Technologies, Inc. recognized the assets and liabilities transferred at their carrying value, which was zero for both assets and liabilities.

GoFish Technologies, Inc. had issued convertible promissory notes in the amount of $2,247,650 of principal and accrued interest expense in the amount of $139,770 for a total of $2,387,419 of principal and accrued interest outstanding. GoFish Corporation solicited subscriptions in the Offering from the GoFish Technologies, Inc. noteholders. Rather than accepting cash consideration for the Units to be acquired by these noteholders, GoFish Corporation agreed to issue the Units at a rate of one Unit for each $1.50 of debt (including accrued interest) in consideration for the noteholders’ cancellation of the existing notes and accrued interest. The noteholders who elected not to participate in the Offering were repaid in full, the principal and accrued interest on their notes, from the proceeds of the Offering. Also, Internet Television Distribution, Inc. had made bridge loans to GoFish Technologies, Inc. in the amount of $800,000 of principal and accrued interest expense in the amount $69,463 for a total of $869,463of principal and accrued interest outstanding. Rather than accepting cash consideration for the Units to be acquired by Internet Television Distribution, Inc., GoFish Corporation agreed to issue the Units at a rate of one Unit for each $1.50 of debt (including accrued interest) in consideration for Internet Television Distribution, Inc.’s cancellation of the existing notes and accrued interest.

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

A consultant also received 300,000 shares of Common Stock for services related to the Offering.

Subsequent to all of the above transactions the original shareholders of GoFish Corporation now own 7,500,008 or 32% of GoFish Corporation.

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

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

GoFish Corporation and subsidiaries (the “Company”) have developed a network of websites that showcase video content catering to kids and teenagers.

Management’s Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that revenues will increase in 2007 as a result of the hiring of a sales force, a focus on direct sales as opposed to a dependency on advertising networks, and growth and expansion of the reach of its network of websites. However, the Company also expects to incur additional expenses for the development and expansion of its network, marketing campaigns, and operating costs incurred as it expands its operations. Therefore, the Company expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase from current levels as the Company continues to grow and develop. It is management’s plan to obtain additional working capital through additional financings. The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available or terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of September 30, 2007 and 2006:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Options issuable upon exercise of stock options	499,197	776,092	499,197	682,522
Shares issuable upon exercise of warrants	---	48,302	---	48,302
Shares issuable upon conversion of Series A preferred stock	---	1,356,773	---	1,356,773

Total	499,197	2,181,167	499,197	2,087,597

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

Accounts Receivable Concentrations - The Company's accounts receivable is mainly generated by Touchpoint Integrated Communication, Zenithoptimedia, Starcom IP, Universal McCann were 32%, 20%, 14% and 12% in the nine months ended September 30, 2007, respectively.

Revenue Concentrations - The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Company’s Network of websites.  These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers.  The Company received revenue from the following agencies and their representative advertisers: Touchpoint Integrated Communication, Zenithoptimedia, Starcom IP, and Universal McCann, which provided 32%, 19%, 14%, and 12% of the Company’s revenue in the three months ended September 30, 2007, and 28%, 17%, 13%, and 11% of the Company’s revenues in the nine months ended September 30, 2007, respectively.  During  the three months ended September 30, 2006 and the nine months ended September 30, 2006, revenue concentrations were immaterial to the consolidated financial statements.

Accounting for Uncertainty in Income Taxes - In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of September 30, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3.	Property and Equipment

Property and equipment, net consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Computer equipment and software	$614,009	$239,874
Leasehold improvements	145,794	---
Furniture and fixtures	7,737	2,885

Total property and equipment	767,540	242,759

Less accumulated depreciation and amortization	(244,245)	(85,439)

Property and equipment, net	$523,295	$157,320

Depreciation and amortization expense totaled $66,769 and $11,722 for the three months ended September 30, 2007 and 2006, $158,806 and $32,169 for the nine months ended September 30, 2007 and 2006, and $244,245 for the period from inception to September 30, 2007.

4.	Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Accrued compensation	$145,326	$37,353
Accrued legal fees	341,400	---
Accrued travel and entertainment	130,000	---
Accrued vendor obligations	236,833	---
Accrued interest	193,983	---
Accrued city payroll taxes	41,119	35,588
Other	1,317	---

Total accrued liabilities	$1,089,978	$72,941

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

For the nine months ended September 30, 2007, cost of revenues and expenses were $1,005,950, which included $227,883 of stock-based compensation related to nonemployees and $778,067 related to employees. This compares to costs of revenues and expenses for the nine months ended September 30, 2006 of $248,068, which included $141,844 of stock-based compensation related to nonemployees and $106,224 related to employees.

For the three months ended September 30, 2007, cost of revenues and expenses were $252,131, which included $0 of stock-based compensation related to nonemployees and $252,131 related to employees. This compares to costs of revenues and expenses for the three months ended September 30, 2006 of $111,905, which included $71,188 of stock-based compensation related to nonemployees and $40,717 related to employees.

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

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The determination of the fair value of each option right has been estimated at the date of grant using the following assumptions:

	September 30,	September 30,
	2007	2006

Weighted-average grant date fair value	$2.07	$1.34

Risk free interest rate	4.73%	4.90%

Expected term in years	10	10

Volatility	125%	0%

Dividend yields	0%	0%

The following sets forth the summary of option activity for the nine months ended September 30, 2007:

	Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	1,176,000	3,610,865	$1.38	9.31
Granted	(1,275,000)	1,275,000	5.12
Exercised	---	(31,055)	0.14
Canceled	1,684,746	(1,684,746)	3.67

Balance at September 30, 2007	1,585,746	3,170,064	$1.68	8.62	$219,648

Exercisable at September 30, 2007		698,167	$0.35	7.77	$193,125

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $105,638.

The aggregate intrinsic value as of September 30, 2007 is calculated as the difference between the market value as of September 30, 2007 of the shares of common stock to be issued and the exercise price of the stock option for the number of in-the-money options.

The following table sets forth the summary of our unvested options under our stock option plans for the nine months ended September 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested at January 1, 2007	3,111,880	$0.62
Granted	1,275,000	2.07
Vested	(242,291)	0.06
Canceled	(1,672,692)	1.56

Unvested at September 30, 2007	2,471,897	$0.78

The Company did not capitalize any shared-based compensation expense and there was no recognized tax benefits from tax deductions of share-based payment arrangements during the nine months ended September 30, 2007 and 2006.

At September 30, 2007, there was $1,543,411 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan which is expected to be recognized over an estimate weighted average amortization period of 3.58 years.

In January 2007, in conjunction with a Strategic Alliance Agreement, the Company issued warrants to purchase 500,000 shares of its common stock at an exercise price of $3.00 per share to a company. The warrants are exercisable for a period of five years. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 62%, a contractual life of two and one-half -years, a zero dividend rate, 4.50% risk free interest rate, and the fair value of the common stock of $3.70 per share, the Company determined the fair value of the warrant to be $850,000. In August 2007, the Strategic Alliance Agreement was modified and the number of warrants was reduced from 500,000 to 166,667. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 94%, a contractual life of two and one-half -years, a zero dividend rate, 4.76% risk free interest rate, and the fair value of the common stock of $0.34 per share at date of grant, the Company determined the fair value of the warrant to be $7,484. Because this amount is not in excess of amounts previously expensed, no addition stock-based compensation will be recognized.

A summary of outstanding Common Stock Warrants as of September 30, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common stock	80,503	$0.60	October 2008
Common stock	3,862,500	$1.75	June 2013
Common stock	193,125	$1.60	June 2013
Common stock	3,133,333	$1.75	October 2011
Common stock	115,875	$1.75	June 2013
Common stock	166,667	$3.00	January 2012

Total	7,552,003

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

6.	Convertible Notes

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

The June 2007 Warrants issued to the investors in the June 2007 Private Placement are exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $515,218 for the nine months ended September 30, 2007, $458,001 for the three months ended September 30, 2007, and $515,218 for the period from inception to September 30, 2007.

As part of the June 2007 Private Placement, the company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000, and associated expenses of $328,335 for a total of $1,049,335. In addition, the Company issued 193,125 warrants to purchase an aggregate of 193,125 shares Common Stock. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.60 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrants to be $235,722. The Company issued 115,875 warrants to purchase an aggregate of 115,875 shares of Common Stock. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $138,569. The total convertible note fees were $1,423,626. These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $109,792 for the nine months ended September 30, 2007, $90,879 for the three months ended September 30, 2007, and $109,792 for the period from inception to September 30, 2007.

Interest expense, including amortization of debt discount, totaled $612,501 for the three months ended September 30, 2007, $709,202 for the nine months ended September 30, 2007, and $709,202 for the period from inception to September 30, 2007.

7.	Cash Flow Information

Cash paid during the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 is as follows:

						Period From May 13, 2003 (Inception) to
						May 13, 2003
		September 30,		September 30,		September 30,
		2007		2006		2007

Interest	$	---	$	---		$78,708

Income taxes	$	---	$	---	$	---

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 is as follows:

					Period From
					May 13, 2003
					(Inception) to
		September 30,		September 30,	September 30,
		2007		2006	2007

Issuance of warrants to placement agents		$374,291	$	---	$374,291

Issuance of warrants with Convertible Notes		$4,924,202	$	---	$4,924,202

Repayment of Convertible Promissory Notes with units	$	---	$	---	$1,227,650

Repayment of accrued interest on Convertible Promissory Notes with units	$	---	$	---	$67,890

Repayment of Bridge Notes with units	$	---	$	---	$800,000

Repayment of accrued interest on Bridge Notes with units	$	---	$	---	$69,463

Conversion of Series A Preferred Stock into Common Stock	$	---	$	---	$3,905

Conversion of debt into Series A preferred stock	$	---	$	---	$42,830

Conversion of accrued liabilities into Series A Preferred Stock	$	---	$	---	$16,471

Deferred Stock-based Compensation	$	---	$	---	$63,300

Reclassification of deferred stock-based compensation	$	---		$46,664	$46,664

Issuance of notes receivable for Common stock	$	---	$	---	$46,343

Cancellation of notes receivable for Common Stock	$	---	$	---	$27,433

8.	Acquisitions

In February 2007, the Company announced that it had entered into a merger agreement, pursuant to which Bolt, Inc., a/k/a Bolt Media, Inc., a Delaware corporation (“Bolt”), pursuant to which Bolt would merge with and in to a wholly-owned subsidiary of the Company. In August 2007, the Company terminated the Bolt merger.

GoFish Corporation
(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the period from February 2007 to September 2007, the Company advanced Bolt $1,020,338. The Company only has a secured interest in Bolt’s trade accounts receivables of $600,000. As a result, the Company recorded an allowance for doubtful accounts of $420,338. In addition, the Company incurred $529,123 of direct acquisition costs. These costs have been expensed. The total related acquisition costs of $60,000 are recorded in costs of revenues and expense for the three months ended September 30, 2007, $949,461 the nine months ended September 30, 2007, and the period from inception to September 30, 2007.

During the quarter ended September 30, 2007, $350,000 of the $600,000 was repaid, leaving a balance of $250,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The following Management’s Discussion and Analysis or Plan of Operation provides information that we believe is relevant to an assessment and understanding of our financial position and results of operations and plan of operation. The following Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB, as well as our audited consolidated financial statements and notes to those statements as of December 31, 2006 and for each of the years in the two-year period ended December 31, 2006 and for the period from May 13, 2003 (inception) to December 31, 2006 included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007.

The following Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-QSB. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those identified under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-QSB. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-QSB.

Overview

We operate an Internet video and youth entertainment network (the “GoFish Network”). The GoFish Network is comprised of our owned and operated websites, as well as other websites (“publishers”) for whom we sell advertising. The GoFish Network provides a platform for advertisers, publishers, producers and content owners to reach our core constituency of kids, tweens and teens. We own and operate online properties that showcase video content that caters to kids and teenagers, particularly in the 6-17 year old demographic. Our primary online destination, gofish.com, allows users to participate in the viewing and production of Made-for-Internet (“MFI”) programming that is sourced and developed in collaboration with established writers, producers and creators from the television and film industries. In addition to developing original content, we also license third-party video content from content owners that can be made available on the GoFish Network. Our goal is to expand the size of the GoFish Network by forging relationships with numerous publishers that have large audiences within our target demographic, as well as online environments with which advertisers want their brands to be affiliated. We aim to be responsible for all aspects of monetization of the GoFish Network including direct sales to brand advertisers.

We have developed our destination website, gofish.com, into a platform that allows users to participate in the viewing and production of short form video content. In addition to developing original content, we also license third-party video content from content owners that can be made available on gofish.com and have established such arrangements more than 40 content owners. Our team has been responsible for facilitating the creation of original, Made-for-Internet (“MFI”) programming, and we believe that this new form of video entertainment will capitalize on the unique qualities of the Internet as an interactive media, and will enable us to create premium video ad inventory that we believe will be in high demand from brand advertisers. Because of the interactive qualities of this MFI programming, we believe we can provide advertisers with a premium form of sponsorship that integrates the depth of user engagement inherent to the programming and the targeting functionality made possible through the medium. We further believe this programming can be monetized at a much higher rate than traditional graphical and text based advertising.

In order to further differentiate GoFish from its competitors within the Internet video sector and to attract and establish relationships with advertisers, we have refined our strategic focus in two ways. First, we have narrowed our target audience to the 6-17 year old demographic. Secondly, we have sought, and continue to seek, to enter into contractual relationships with other websites (“publishers”) that we believe appeal to a similar target audience, under which we take on responsibility for selling their inventory of available advertising opportunities, as well as syndicating our video content to them. We refer to our group of owned websites and websites for which we sell advertising as a “network” because of the similar target audience focus of the websites. We believe we have created an online youth entertainment and advertising network through our refined strategic focus.

Plan of Operation

Our goal is to become the largest online youth entertainment and advertising network for the 6-17 year old demographic. We seek to capture a significant share of the increasing amount of advertising dollars that are being allocated to the online sector. We plan to establish relationships with publisher websites that focus on the youth demographic and secure the ability to sell advertising for and syndicate our video content on these websites. We offer publishers relevant, high quality advertising, sponsorship and content opportunities and offer advertisers engaged audiences and immersive experiences within websites that are editorially and contextually relevant to the consumer. To ensure that we consistently offer the highest level of service to publishers and advertisers within our Network, we are highly discriminate in our selection process ensuring that our network is comprised of publishers that have unique value propositions for marketers and advertisers trying to reach kids and/or teens. We will work with publishers to ensure that their brand is well represented and their website offers the best standard and custom advertising experiences possible. We will also evaluate opportunities to expand our owned and operated portfolio by either taking an ownership position in a publisher or pursuing acquisitions. We are also pursuing acquisitions and strategic alliances in the core areas of our business.

In addition to building our publisher network, we aim to procure video content that we believe to be compelling to both consumers and advertisers in content categories having appeal to our constituency. In the procurement and development of content, we have signed licensing deals with over 40 different content owners and creators in categories including sports, lifestyle, celebrity, fashion, comedy, animation, among others, and some of our partners include Starz!, National Lampoon and Bennett Media. Our programming plans are to continue to license content from and partner with what we believe to be the best creative talent to develop interactive MFI programs. We have sought to collaborate with content creators to launch and operate a network of online properties that showcase original content focusing on topics and demographics that we believe to be underserved online, but have established interest and audiences. The operation of multiple websites includes, but is not limited to GoFish.com, and many of our original MFI programs are being developed for viewing on GoFish.com as well as website destinations designed to support the MFI properties. Our initiatives have included launched programs such as Seduce A Celeb, Hidden Celebrity Webcam, and MMA Today.

For Seduce A Celeb, we partnered with Emmy-winning television producer Scott Sternberg, to create an online dating reality program. With Hidden Celebrity Webcam, we partnered with Icebox, a collaborative of television industry writers, producers and animators, including executive producers of FOX Television’s 24, The Simpsons, and King of the Hill. In MMA Today, we again partnered with television production talents, as well as martial arts fighter and television commentator, Bas Rutten, to create an online source for mixed martial arts, which Sports Illustrated recently dubbed “America’s fastest growing sport.”

Our distribution or audience growth plans are first to continue to grow the size of our audience on our owned and operated websites through product innovation and marketing. We also plan to grow audience reach through relationships with other websites and networks of websites who seek to have us sell their advertising inventory as well as distribute our content to their users and share in the advertising revenue generated from such relationships. Much like a television network, which is a system of interconnected stations for television , our Internet video and youth entertainment network is a system of interconnected websites. We source and develop programming which can be distributed through our main website (gofish.com) as well as other owned and affiliate websites on the Internet. In assembling this network of websites, it is not a requirement that GoFish own or operate all of the properties. For example, on May 3, 2007, we announced a partnership with Broadband Enterprises under which they would guarantee the distribution of up to 100 million video streams per month across the websites in Broadband Enterprises’ advertising network provided that we are able to sell the advertising at pre-determined minimum rates. Broadband Enterprises (“BBE”) operates a network that comprises over 450 national websites and 1,500 local websites and has an aggregate audience count of roughly 40 million monthly unique users, according to comScore Media Metrix. Subject to advertising requirements, this partnership will enable us to distribute our MFI shows across BBE’s syndication network, adding to the reach of our websites and providing a compelling value proposition to advertisers who gauge advertising opportunities based on traffic, demographics, and content, among other factors. The primary disadvantage of a network that includes syndicated properties is that typically 40% to 60% of advertising revenue is shared with the distribution partner.

Our intended plan of operation applies on this network of multiple websites as content will be consumed and advertising will be sold across the network. A network of owned and operated websites or a network of syndicated websites has the potential to negatively affect our appeal to advertisers. Greater complexity of our services and offerings could discourage advertisers from purchasing inventory on our network of websites, therefore it may take longer for advertisers to become comfortable spending across multiple websites within our network.

Our monetization and sales plans are to sell our advertising inventory through direct sales as much as possible and then to monetize remaining inventory by utilizing both the traditional advertising networks, as well as the numerous video advertising networks that have recently emerged. In order to accomplish this objective, we have already implemented DoubleClick ad serving and ad exchange technology and have hired 5 people in direct sales. We intend to continue hiring qualified and experienced individuals into our sales organization over the next several months. As our audience and publisher base grows, we intend to continue to aggressively pursue whom we believe to be the best sales talent to join our team and contribute to growing our revenue.

In order to implement our business plan, we may need to raise additional capital in the future to fund:

•	expenses associated with strategic partnerships, publisher relationships and acquisitions of companies;

•	investment in network infrastructure and product development;

•	compensation for existing and future employees and consultants; and

•	legal and accounting fees and other general administrative overhead.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, allowance for doubtful accounts, accounting for income taxes, business combinations and stock-based compensation have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB.

Sources of Revenues

We derive most of our revenues from fees we receive from advertisers who have the ability to place graphical or text-based ads on our Network or video ads within our video programming. We believe an opportunity exists to provide advertisers with a cost-effective way to deliver ads on the GoFish Network through enhanced targeting, sponsorship and integrated means that only exist through the interactive nature of the Internet media. Factors that we believe will influence the success of our advertising programs include: (1) growth in the number of users populating the GoFish Network, (2) growth in the amount of time spent per user on the GoFish Network; (3) increased reach through syndication, (4) the number of advertisers and the variety of products available, (5) the quality and relevance of the programming featured, (6) advertisers’ return on investment and the efficacy of click-through conversions, (7) enhanced ad vehicles, products, services and sponsorships, and (8) our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage, online video consumption and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the Internet video segment. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers and relevancy to our users. We are continuing to take steps to increase our revenue by growing our audience, entering into strategic partnerships, building up our direct sales force, and optimizing our usage of advertising networks. In addition to organic growth on our owned and operated websites, we intend to broaden our reach through partnerships and syndication opportunities, as well as acquisitions.

As we are still a company in the development stage, we have not yet realized significant amounts of revenue.

Costs of Revenues and Expenses

Cost of revenue and expenses primarily consist of payments to publishers in our Network, personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses. We believe the key element to the execution of our strategy is the hiring of personnel in all areas that are vital to our business. Our technology group, consisting of programmers, engineers, software developers and web designers, are an integral unit of our organization, as we regard the growth of our audience as being critical to success. We believe this is achieved through the design and implementation of a compelling user-interface and experience. Simultaneously, we are putting website operations and support systems in place to sustain increasing traffic to our website and other websites to which we syndicate content in order to support the requirements of our advertisers. Other investments in personnel include business development, sales and marketing, advertising, service and general corporate marketing and promotions.

Other expenses directly related to generating revenue include technology and operational infrastructure, including computer equipment maintenance, co-location and Internet connectivity fees, video production, Web traffic analysis and advertising expenses related to our MFI programming, company and brand.

Results of Operations - Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Revenues

Total revenues increased to $485,812 for the three months ended September 30, 2007 from $7,101 for the three months ended September 30, 2006, and to $541,572 for the nine months ended September 30, 2007 from the $18,857 generated for the nine months ended September 30, 2006. The increase reflects higher sales from advertising that was sold across our network of owned and affiliate publisher websites. Revenues in these periods consisted of advertising fees, primarily from banner and text-based ads. According to comScore Media Metrix, on a 6-month average, roughly 7.6 million unique U.S. users per month are coming to websites in our Network. As we begin to add publisher websites into our Network, we have been able to generate a greater number of user impressions for our advertisers. Additionally, these sales were a result of the addition of our first direct sales personnel, which joined the Company in early August. These sales personnel were primarily responsible for the corresponding increase in revenue over the prior year period.

For the upcoming quarter ending December 31, 2007, we anticipate revenues to be in the range of $750,000 to $950,000. Based on this projection, we anticipate revenues for the full fiscal year 2007 to be in the range of $1,290,000 to $1,490,000. While management believes these projections have a reasonable basis, these projections are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such projections, including those identified under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-QSB.

Costs of Revenues and Expenses

Total costs of revenues increased to $3,659,304 for the three months ended September 30, 2007 from $913,402 for the three months ended September 30, 2006, and to $12,132,406 for the nine months ended September 30, 2007 from the $2,248,202 generated for the nine months ended September 30, 2006. This increase was primarily due to personnel related costs, including salaries and professional service fees, our build-out of technical and operational support infrastructure, and public company costs. For the nine month period, we incurred costs during the second quarter of 2007 associated with our previously proposed acquisition of Bolt Media, which was terminated in August 2007. During the period from February 2007 to September 2007, we advanced Bolt $1,020,338. We only had a secured interest in Bolt’s trade accounts receivables of $600,000. As a result, we recorded an allowance for doubtful accounts of $420,338. In addition, we incurred $529,123 of direct acquisition costs. These costs have been expensed in the second and third quarters ended June and September 30, 2007. The total related acquisition costs of $949,461 are recorded in costs of revenues and expense for the nine months ended September 30, 2007 and the period from inception to September 30, 2007.

For the fourth quarter ending December 31, 2007, we expect to incur direct cost of revenues associated with payments to publishers of approximately 50% of revenues for the quarter ended December 31, 2007. The fourth quarter revenues are expected to be derived primarily from advertising that is sold across the GoFish Network.

Personnel related costs increased to $1,509,917 for the three months ended September 30, 2007, from $453,625 for the three months ended September 30, 2006. Personnel related costs increased to $5,519,990 for the nine months ended September 30, 2007, from $1,263,234 for the nine months ended September 30, 2006. We experienced significant cost increases in personnel costs, including salaries, wages, recruiting fees, and employee stock option compensation expenses, which were incurred to support our growth. Full and part-time personnel increased from 15 as of September 30, 2006, to 38 employees as of September 30, 2007. Other employee-related expenses included sales, management, finance and administrative personnel, consulting fees, business travel costs, facilities and outside consulting fees. For the three months ended September 30, 2007, we incurred approximately $252,131 related to stock option compensation expenses, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," issued by the Financial Accounting Standards Board ("FASB"). Personnel related costs of $1,509,917 for the three months ended September 30, 2007 represent a decrease of $705,253 from personnel related costs of $2,215,170 for the three months ended June 30, 2007.

Web development and marketing expenses increased to $722,926 for the three months ended September 30, 2007 from $132,178 for the three months ended September 30, 2006. Web development and marketing expenses increased to $2,613,122 for the nine months ended September 30, 2007, from $322,427 for the nine months ended September 30, 2006. During the third quarter, we incurred direct costs associated with payments to publishers of approximately $247,971. Also included in these third quarter expenses were costs associated with search engine optimization (“SEO”) and search engine marketing (“SEM”) programs that were intended to more effectively obtain organic traffic from major search engines and viral marketing programs and other marketing initiatives to maximize the potential for organic growth. We continued to invest in network operations and content delivery network functions that are critical to the quality of our service, and we invested in the further build-out of the technical infrastructure and technology operations systems, especially in the areas of Web design, product development, quality assurance, and other costs affiliated with the quality, look, feel, and user experience of our Website. Web development and marketing expenses of $722,926 for the three months ended September 30, 2007 represent a decrease of $450,854 from Web development and marketing expenses of $1,173,780 for the three months ended June 30, 2007.

Public company and overhead expenses increased to $1,148,796 for the three months ended September 30, 2007 from $132,748 for the three months ended September 30, 2006. Public company and overhead expenses increased to $2,857,560 for the nine months ended September 30, 2007, from $301,165 for the nine months ended September 30, 2006. Year over year, we experienced our most significant cost increases in public company costs, which included legal, accounting, public relations, and investor relations services, as well as corporate development, financial consulting fees, insurance, and other allocable overhead. The increase was largely due to the fact that we were not a public company during this time period in 2006 and therefore did not have significant associated costs.

Research and development expenses increased to $277,665 for the three months ended September 30, 2007 from $194,851 for the three months ended September 30, 2006. Research and development expenses increased to $1,141,734 for the nine months ended September 30, 2007, from $361,376 for the nine months ended September 30, 2006. During the third quarter, we continued to recognize costs associated with systems installations that we expect to eventually enable us to drive and support revenue generating activities across our network of websites. Research and development expenses of $277,665 for the three months ended September 30, 2007 represent a decrease of $349,157 from research and development expenses of $626,822 for the three months ended June 30, 2007, which decrease was due to the lack of non-recurring R&D expenses that were incurred in the three months ended June 30, 2007.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2007 increased to ($547,030) from ($39,603) for the three months ended September 30, 2006 as a result of increased interest expense which was not fully off set by interest income. Other income (expense) for the nine months ended September 30, 2007 increased to ($588,430) from ($97,921) for the nine months ended September 30, 2006 as a result of increased interest expense which was not fully off set by interest income.

Net Loss Before Income Taxes

The net loss before provision for income taxes was $3,780,522 for the three months ended September 30, 2007, compared to a loss of $945,904 for the three months ended September 30, 2006, and a loss of $13,128,725 for the nine months ended September 30, 2007, compared to a loss of $2,327,266 for the nine months ended September 30, 2006. This increase was primarily related to increased expenses related to the ramp-up of our operations, programming development and network infrastructure, as well as costs associated with legal, accounting, recruiting and corporate development. Factoring out one-time expenses, the net loss reported in the third quarter is due primarily to the increase in the number of our employees, investments and activities to develop products for revenue generation, sales and marketing expenses similarly incurred in order to generate revenue, and the increase in administrative expenses to support these activities. When compared to the three months ended June 30, 2007, we were able to reduce our expenses in the three months ended September 30, 2007 by approximately $2.8 million.

Liquidity and Capital Resources

Net cash used in operating activities was $9,478,197 and $1,699,077 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the cash used in operating activities was primarily due to a net loss of $13,128,725, which is net of non cash expenses of $2,249,266 being offset by a positive change in working capital of $1,401,262. The non cash expense items included depreciation and amortization of $158,806, amortization of convertible note fees of $148,954, stock-based compensation of $1,005,950, non cash interest expense of $515,218, and write off of acquisition advances of $420,338. During the nine months ended September 30, 2006, the primary use of cash was due to a net loss of $2,327,266, which is net of non cash expenses of $280,237 being offset by a positive change in working capital of $347,952. The non cash expense items included depreciation and amortization of $32,169 and stock-based compensation of $248,068.

Net cash provided by investing activities was $438,133 for the nine months ended September 30, 2007 and net cash used in investing activities was $48,601 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, net cash provided by investing activities consisted of payment of acquisition advances of $350,000, payment of direct acquisition costs of $66,040, an additional $1,728,728 of funds released from restricted cash from the sale of our common stock, and cash used in investing activities consisted of acquisition advances of $1,020,338, the purchase of property and equipment in the amount of $524,781, funds held as deposits of $160,856, and $660 of advances to a founder and stockholder. During the nine months ended September 30, 2006, net cash used in investing activities related to the purchase of property and equipment of $48,601.

Net cash provided by financing activities was $10,625,150 and $1,725,000 for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by financing activities for the nine months ended September 30, 2007 was derived from the proceeds from the issuance of our senior convertible notes and related warrants in the amount of $9,250,665, proceeds from the issuance of common stock in the amount of $1,759,278, repayment of amounts due to a stockholder of $384,793, and repayments of notes payable which were equally off set against proceeds from the issuance of such notes payable. The net cash from financing activities for the nine months ended September 30, 2006 was derived from the issuance of notes payable in the amount of $100,000, issuance of secured bridge not of $800,000 and proceeds from the issuance of convertible promissory notes in the amount of $825,000.

For the third quarter ended September 30, 2007, we used approximately $3.0 million of cash from ongoing operations.

To satisfy our cash requirements for the next twelve months, we intend on: (i) using existing cash on hand, including cash that was raised from our June 2007 private placement; and (ii) if necessary, raising additional funds through additional sales of our securities or debt financings. We also plan to reduce our use of cash by cutting expenses, although our ability to control operating expenses is limited by the need to run our business and certain expenses, such as costs associated with our public company status, are largely beyond our control in the short term. If our available cash resources are unable to meet our cash requirements, we will have to raise additional funds, whether through borrowing or through capital transactions. Our ability to borrow is limited by our lack of revenue and our high expenses. In addition, our June 2007 private placement severely limited the terms on which we may borrow or grant liens on our property to an extent that may make it difficult or impossible for us to do so. We may also be unable to raise additional capital when we need it or to raise capital on reasonable terms. Negative covenants in the purchase agreement governing the June 2007 Notes limit our ability to raise additional capital, including restrictions on our ability to grant future registration rights. In addition, the June 2007 Notes, the June 2007 Warrants and the June 2007 Placement Agent Warrants are also subject to full-ratchet anti-dilution protection. If we issue common stock or securities convertible into common stock at a price per share lower than the $1.60 per share conversion price of the June 2007 Notes or the $1.75 per share exercise price of the June 2007 Warrants or the June 2007 Placement Agent Warrants, such conversion or exercise price, as applicable, would be automatically adjusted to equal the lower price. This “full ratchet anti-dilution” provision could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes) or $1.75 per share (in the case of the June 2007 Warrants or the June 2007 Placement Agent Warrants). If we are unable to obtain adequate funds on reasonable terms, we may be required to discontinue or curtail our operations or to obtain funds by entering into financing agreements on unattractive terms. See “Risk Factors - Risk Related to Our Company” for more information on the risks associated with our capital requirements.

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

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $2 million for the year ended December 31, 2005, a net loss of approximately $5.3 million for the year ended December 31, 2006, and a net loss of approximately $13.1 million for the nine months ended September 30, 2007. As of December 31, 2006 and September 30, 2007, our accumulated deficit was approximately $7.7 million and approximately $20.8 million, respectively. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to reach a level of revenue to achieve profitability. Our revenues for the three months ended September 30, 2006 and the nine months ended September 30, 2007 were $18,857 and $541,572, respectively. To date, our revenues have been insignificant and have not been sufficient to achieve our business plan. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could adversely affect our results of operations.

For the nine months ended September 30, 2007, revenue from our five largest advertisers accounted for 70% of our revenue.  Our largest advertiser accounted for 28% of our revenue for the nine months ended September 30, 2007.  The loss of one or more of the advertisers that represent a significant portion of our revenue could adversely affect our results of operations.  In addition, our relationships with publishers participating in our network require us to bear the risk of non-payment of advertising fees from advertisers.  Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenue.

For the nine months ended September 30, 2007, our largest publisher accounted for approximately 88% of our revenues.  We cannot assure you that any of the publishers participating in our network will continue their relationships with us.  Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patters and demographics, if at all.  Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenue.

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

Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable which could increase the volatility of the price of our common stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	our ability to attract visitors to our website;

•	our ability to increase the number of visitors to our website and to encourage them to consume our videos or participate in our programming;

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	technical difficulties consumers might encounter in using our website;

•	our ability to control our gross margins;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on our website; and

•	our ability to obtain cost-effective advertising on other entities’ websites.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our common stock. In addition, since we expect that our operating results will continue to fluctuate in the future, it is difficult for us to accurately forecast our revenues.

Our limited operating history in the Internet video business makes evaluation of our business difficult.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched the gofish.com website in October 2004 and we have earned only minimal revenues since our inception. The revenue received currently is insufficient to generate positive cash flows from our operations. Additionally, the income potential of our business and our websites is unproven. Because of the unproven nature of our business plan, our executives have limited experience in it. As a company operating in an unproven market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend upon continuing consumer acceptance of, and participation in, online consumption.

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

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. Negative covenants in the purchase agreement governing our 6% senior convertible notes due June 2010 which were issued in June 2007 (the “June 2007 Notes”) limit our ability to raise additional capital, including through the incurrence of debt or liens on our properties or the issuance of equity securities that include registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding. While these negative covenants generally permit us to incur junior debt in connection with certain strategic transactions or issue equity securities without registration rights (or equity securities with registration rights in connection with certain strategic transactions) without the consent of holders of our June 2007 Notes, these negative covenants may impair our ability to raise additional capital. In addition, the June 2007 Notes, the June 2007  Warrants and the June 2007 Placement Agent Warrants are also subject to full-ratchet anti-dilution protection. If we issue common stock or securities convertible into common stock at a price per share lower than the $1.60 per share conversion price of the June 2007 Notes or the $1.75 per share exercise price of the June 2007 Warrants or the June 2007 Placement Agent Warrants, such conversion or exercise price, as applicable, would be automatically adjusted to equal the lower price. This “full ratchet anti-dilution” provision could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes) or $1.75 per share (in the case of the June 2007 Warrants or the June 2007 Placement Agent Warrants).

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

Negative covenants in the purchase agreement governing our June 2007 Notes limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights, which may impair our ability to pursue our objectives. Our June 2007 Notes, June 2007 Warrants and June 2007 Placement Agent Warrants are subject to full-ratchet anti-dilution protection which could create substantial dilution for our other security holders.

The purchase agreement governing our June 2007 Notes contain various negative covenants that limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding. While these negative covenants generally permit us to incur junior debt in connection with certain strategic transactions or issue equity securities without registration rights (or equity securities with registration rights in connection with certain strategic transactions) without the consent of holders of our June 2007 Notes, these negative covenants may impair our ability to pursue our objectives.

Any failure to comply with those covenants may constitute a breach under the purchase agreement governing our June 2007 Notes that provides the holders of the June 2007 Notes with the right to require us to purchase all or any part of the then outstanding principal amount of the June 2007 Notes. We may not have sufficient funds to purchase the June 2007 Notes upon such a breach.

Our June 2007 Notes, June 2007 Warrants and June 2007 Placement Agent Warrants are subject to full-ratchet anti-dilution protection. If we issue common stock or securities convertible into common stock at a price per share lower than the $1.60 per share conversion price of the June 2007 Notes or the $1.75 per share exercise price of the June 2007 Warrants or the June 2007 Placement Agent Warrants, such conversion or exercise price, as applicable, would be automatically adjusted to equal the lower price. This “full-ratchet anti-dilution” provision could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes) or $1.75 per share (in the case of the June 2007 Warrants or the June 2007 Placement Agent Warrants).

We are required to pay liquidated damages to certain of our investors as we were in default under our October 27, 2006 Registration Rights Agreement. We may be required to pay liquidated damages to certain of our other investors pursuant to our June 7, 2007 Registration Rights Agreement.

We entered into a registration rights agreement on October 27, 2006 in connection with our October 2006 private offering and a registration rights agreement on June 7, 2007 in connection with our June 2007 private placement. These registration rights agreements require us to pay partial liquidated damages under certain circumstances if we do not satisfy our obligations under such registration rights agreements, including our obligations to file or obtain or maintain the effectiveness of registration statements as required under these registration rights agreements. If we are unable to satisfy our obligations under these registration rights agreements and we are obligated to pay partial liquidated damages, it may adversely impact our financial condition.

While the registration statement filed pursuant to the October 27, 2006 Registration Rights Agreement (File No. 333-142460) was declared effective by the SEC on October 25, 2007, we were in default under that registration rights agreement, as we were required to have the registration statement effective on or before August 28, 2007. The default requires us to pay partial liquidated damages to each selling stockholder at a rate equal to 1% of the October 2006 private placement purchase price for each of the shares being registered for resale under such registration statement on their behalf for every 30 days that we were in default (pro rated for any period less than 30 days) to the extent that the shares were held by the selling stockholder during the period of the default.

Our June 7, 2007 Registration Rights Agreement also contains a partial liquidated damages provision for our failure to have the registration statement filed pursuant thereto (File No. 333-145406) effective by a certain date, subject to certain exceptions.

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

In addition, from time to time we may enter into discussions, negotiations or agreements for acquisitions or investments that are not ultimately consummated, which could result in significant diversion of management time, as well as substantial out-of-pocket costs. On August 1, 2007, we terminated our merger agreement with Bolt Inc. (a/k/a Bolt Media, Inc.) ("Bolt"), pursuant to which Bolt was to merge with and into one of our wholly-owned subsidiaries. Under the Bolt merger agreement, a condition to our obligation to consummate the merger was that Bolt was to have entered into a definitive settlement of the pending copyright infringement lawsuit filed by UMG Recordings, Inc. and definitive settlement agreements covering substantially comparable potential claims, if any, by Sony, BMG Entertainment, Warner Music Group, and EMI Recorded Music and the major publishers that provide for initial cash payments not exceeding an aggregate of $1,000,000 and for additional cash payments to be made no sooner than July 1, 2008 not exceeding an aggregate of $3,000,000 and 2.5 million shares of our common stock, exclusive of any advertising credits or other in kind consideration. This condition had not been satisfied on or prior to the termination date under the Bolt merger agreement and, as a result, we elected to terminate the Bolt merger agreement. While no termination or similar fee was incurred as a result of such termination, our efforts directed toward the unsuccessful Bolt merger, the potential benefits of which will not be achieved as a result of our termination of the Bolt merger agreement, had involved a significant diversion of management time on consummating the Bolt merger rather than pursuing other business opportunities, as well as the incurrence of significant costs related to the transaction.

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

Our future performance depends substantially on the continued service of our senior management, sales and other key personnel. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects. In addition, the success of our monetization and sales plans depends on our ability to retain people in direct sales and to hire additional qualified and experienced individuals into our sales organization.

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

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by GoFish Technologies, Inc., our wholly-owned subsidiary. We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to, our common stock. In addition, negative covenants in the purchase agreement governing our June 2007 Notes limit our ability to pay dividends without the consent of holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2006, we concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2006 primarily due to inadequate staffing in our accounting and finance department. Although we concluded as of September 30, 2007 that we did maintain effective disclosure controls and procedures, we are in the process of implementing changes to our controls, but have not yet completed implementing these changes. Failure to implement these changes to our controls or any others that we identify as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

Our present management had no affiliation with Unibio Inc. (which changed its name to GoFish Corporation on September 14, 2006) prior to the October 27, 2006 mergers. Although the October 27, 2006 Agreement and Plan of Merger contained customary representations and warranties regarding our pre-merger operations and customary due diligence was performed, all of our pre-merger material liabilities may not have been discovered or disclosed. We do not believe this to be the case but can offer no assurance as to claims which may be made against us in the future relating to such pre-merger operations. The Agreement and Plan of Merger and Reorganization contained a limited, upward, post-closing, adjustment to the number of shares of common stock issuable to pre-merger GoFish Technologies Inc. and Internet Television Distribution Inc. shareholders as a means of providing a remedy for breaches of representations made by us in the Agreement and Plan of Merger and Reorganization, including representations related to any undisclosed liabilities, however, there is no comparable protection offered to our other stockholders. Any such undisclosed pre-merger liabilities could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

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

RISKS RELATED TO OUR BUSINESS

We may be unable to attract advertisers to our network of websites.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by our websites. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

Even if we initially attract advertisers to our youth entertainment network, they may decide not to advertise to our community if their investment does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may reduce the rates they are willing to pay or may not continue to place ads with us. Moreover, repercussions from click fraud may jeopardize the expansion of Internet advertising or adversely affect the rates that Internet advertisers are willing to pay. Click fraud occurs in pay per click online advertising when a person, automated script, or computer program imitates a legitimate user of a web browser clicking on an ad, for the purpose of generating a charge per click without having actual interest in the target of the ad’s link.

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

Search engines drive traffic to websites across the Internet including our network of websites. Through the practice of search engine optimization, we tailor our websites and our content with the objective of increasing the ranking of our websites and programs on the major search engines. Our objective in doing so is to improve the quantity and quality of the traffic to our network. In this regard, we rely upon several of the major Internet search engines -- namely Google, Yahoo!, MSN and AOL. The amount and type of traffic we generate is critically important to our merchant advisors. We monitor the traffic delivered to our website from the major search engines in an attempt to optimize the quality of our traffic. If our traffic is less valuable, we may have greater difficulty attracting advertising and our revenue may be negatively impacted.

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

We operate in a highly competitive environment. We principally compete with other companies in sales to advertisers of performance-based advertising. Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	greater ability to attract higher ad rates;

•	greater ability to verify “clicks” or other occurrences of activity on which advertising rates depend;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

•	longer operating histories;

•	more management experience;

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

Our future profitability, if any, may be adversely affected by increases in the costs of using Internet advertising and related services.

Our future profitability, if any, will depend on our ability to efficiently use Internet advertising and related services and to manage costs associated with our publisher services. Increases in such costs could delay or prevent our future profitability, if any. We can provide no assurance that we will be able to manage such costs in order to achieve profitability.

We may be unable to attract and incorporate publishers into our network of websites.

Our future revenues and success depend upon, among other things, our ability to attract and contract with high-quality publishers to participate in our network of websites. We cannot assure you that publishers will want to participate, or continue to participate, in our network of websites. If we are unable to successfully attract publishers to our network, it could adversely affect our ability to generate revenues and could impede our business plan. Even if we do successfully attract publishers, we cannot assure you that we will be able to incorporate these publishers into our network of websites without substantial costs, delays or other problems.

A small number of publishers will account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenue.

We expect that a small number of publishers will account for a substantial percentage of our revenue. We cannot assure you that any of the publishers participating in our network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patters and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenue.

Losing key personnel or failing to attract and retain other highly skilled personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our senior management, sales and other key personnel. We do not currently maintain key person life insurance. If our senior management were to resign or no longer be able to serve as our employees, it could impair our revenue growth, business and future prospects. In addition, the success of our monetization and sales plans depends on our ability to retain people in direct sales and to hire additional qualified and experienced individuals into our sales organization.

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

Internet video is a relatively new business model for delivering digital media over the Web, and we have only recently launched our efforts to develop a business centered on online content delivery. It is too early to predict whether consumers will accept, and continue to use on a regular basis, in significant numbers, Internet video distribution and participate in our online video community. Our online video community website, gofish.com, may fail to attract significant numbers of users, or, may not be able to retain the users that it attracts, and, in either case, we may fail to develop a viable business model for our online video community.

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

Our Internet video services may fail to maintain the market acceptance they have achieved or to grow beyond current levels, which would adversely affect our competitive position.

We have not conducted any independent studies with regard to the feasibility of our proposed business plan, present and future business prospects and capital requirements. At the current time, online video is widely accepted but it may not remain popular. Our services may fail to gain market acceptance and our infrastructure to enable such expansion is still limited. Even if adequate financing is available and our services are ready for market, we cannot be certain that our services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. Failure of our services to achieve or maintain market acceptance would have a material adverse effect on our business, financial condition and results of operations.

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

We face numerous competitors both in the Internet-based distribution market, and in the more traditional broadcasting arena. Many of these companies have substantially longer operating histories, significantly greater financial, marketing, manufacturing and technical expertise, and greater resources and name recognition than we do. Moreover, our offerings may not be sufficiently distinctive or may be copied by others. If we fail to attain commercial acceptance of our services and to be competitive with these companies, we may not ever generate meaningful revenues. In addition, new companies may emerge at any time with services that are superior, or that the marketplace perceives are superior, to ours.

If we fail to anticipate, identify and respond to the changing tastes and preferences of our consumers, our business is likely to suffer.

Our business and results of operations depend upon the appeal of our offerings to consumers. The tastes and preferences of our consumers, particularly those of the 6-17 year old demographic, frequently change, and our success depends on our ability to anticipate, identify and response to these changing tastes and preferences. If we are unable to successfully predict or respond to changing tastes and preferences of our consumers, we may not be able to attract visitors to our network of websites, which may cause our revenues to decline. In addition, the variability in consumer tastes and preferences could cause our results of operations to vary significantly between comparable periods.

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

Internet video depends in part on rapidly changing technologies, which will impact our capacity to successfully distribute videos to our users. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:
•	identify and respond to emerging technological trends in the market;

•	encourage users to develop channels and bring attractive and entertaining video to their channels;

•	develop programming that attracts and retains large numbers of unique viewers and visitors;

•	enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•	acquire and license leading technologies or video content;

•	bring multimedia broadcast services and applications to market and scale our business on a timely basis at competitive prices; and

•	respond effectively to new technological changes or new product announcements by others.

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

Many components of our websites are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, we collect certain information from users. Our collection and use of such information may be subject to U.S. state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. We post an extensive privacy policy concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, our privacy policy may now or in the future fail to comply with applicable law. Any failure by us to comply with our posted privacy policy, any failure by us to conform our privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online video community website, technologies and products and subject us to fines, litigation or other liability.

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

We depend on our broadband delivery networks to distribute video over the Internet and are currently negotiating arrangements with several leading network providers to provide additional hosting facilities and bandwidth. We may be unable to reach new agreements or extend existing agreements with these or other major network operators, and we may fail to establish new agreements with operators when necessary. These network operators may choose to compete with us, to enter into relationships with competitors, to change the terms on which they distribute our channels, including to increase their prices, or not to do business with us because of our size and lack of operating history. If we are unable to enter into ongoing agreements with major network operators on terms acceptable to us, we may not have adequate distribution for the Internet channels we deliver.

We rely on third parties to maintain our critical systems and, if these third parties fail to perform their services adequately, we could experience disruptions in our operations.

We rely on a number of third parties, including our Internet hosting facility and telecommunications company, for Internet and telecommunications access and software services. We have limited control over these third parties and no long-term relationships with any of them. For example, we do not own a gateway onto the Internet. From time to time, we have experienced temporary interruptions in our website connection and our telecommunications access. Slow Internet transmissions or prolonged interruptions in our website connection or telecommunications access could materially harm our business.

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

A key element of our strategy is to generate a high volume of traffic to our website. Our revenues depend substantially on the number of customers who use our website. Accordingly, the satisfactory performance, reliability and availability of our websites, transaction-processing systems and network infrastructure are critical to our operating results, as well as to our reputation.

Periodically, we have experienced minor systems interruptions, including Internet disruptions, which we believe may continue to occur from time to time. Any systems interruptions, including Internet disruptions that make our websites inaccessible, would reduce our advertising volume, which could harm our business. We are continually enhancing and expanding our transaction processing systems, network infrastructure and other technologies to accommodate a substantial increase in the volume of traffic on our websites. We cannot assure you that we will be successful in these efforts or that we will be able to project accurately the rate or timing of increases, if any, in the use of our websites or timely expand and upgrade our systems and infrastructure to accommodate these increases. We cannot assure you that our network or our suppliers’ networks will be able to timely achieve or maintain a sufficiently high capacity of data transmission, especially if our website traffic increases. If we fail to achieve or maintain our capabilities for high capacity data transmission, consumer demand for our services could decline, negatively impacting our revenues from operations.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and members, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2007, we expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our website and to roll out new products and services. This expansion is going to be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and publishers. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our websites and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Improper conduct by users of our websites could subject us to claims and compliance costs.

The terms of use of our websites prohibit a broad range of unlawful or undesirable conduct. However, we are unable to block access in all instances to users who are determined to gain access to our websites for improper motives. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users or the use of our technology to copy or distribute third-party content. Investigating and defending any of these types of claims could be expensive, even if the claims do not ultimately result in liability. In addition, we may incur substantial costs to enforce our terms of use and to exclude certain users of our websites who violate such terms of use or who otherwise engage in unlawful or undesirable conduct.

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

Other parties claiming infringement by our software or other aspects of our business could sue us. We may be liable to third parties for content available or posted on our websites, including music videos and clips from movies or television, which may violate the copyright, trademark or other intellectual property rights of such third parties, or we may be liable if the content is defamatory. Universal Music Group has announced its concern with websites such as MySpace and YouTube, noting potential violation of copyright laws, and is considering filing suit for infringement.

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

In addition, as nearly all of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Web-based products and services we offer as well as increase the number of countries where we operate.

Intellectual property infringement claims generally involving the distribution of media content over the Internet could impact our business.

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

We rely on a variety of technology that we license from third parties, such as DoubleClick. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software.

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

The Child Online Protection Act and the Children's Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. While we have narrowed our target audience to the 6-17 year old demographic, we do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On November 9, 2007, the closing price of our common stock was $0.27 per share. Stocks such as ours which trade below $5.00 per share are considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of September 30, 2007, there were 24,130,276 shares of common stock outstanding, 3,170,064 shares reserved for issuance upon the exercise of outstanding options under our 2006 Equity Incentive Plan and 2004 Stock Plan, 7,552,003 shares reserved for issuance upon the exercise of certain outstanding warrants, 1,585,747 shares reserved for issuance upon the exercise of options that may be granted in the future under our 2006 Equity Incentive Plan and 35,000,000 shares reserved for issuance upon conversion of the June 2007 Notes and exercise of the June 2007 Warrants to purchase an aggregate of 3,862,500 shares of our common stock. On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC (“KSE”), pursuant to which, among other things, KSE surrendered its warrants under the original Strategic Alliance Agreement (including its previously-issued warrants to purchase 500,000 shares of common stock) in exchange for warrants to purchase 166,667 shares of common stock. In addition, on October 24, 2007, our board of directors approved a Non-Qualified Stock Option Plan which currently provides for a maximum aggregate of 4,000,000 shares of our common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan. In the case of our convertible securities, including our June 2007 Notes, warrants and options, the perception of a significant market “overhang” resulting from the existence of our obligations to honor the conversions or exercises may create downward pressure on the trading price of our common stock.  In addition, the June 2007 Notes, the June 2007 Warrants and the June 2007 Placement Agent Warrants are also subject to full-ratchet anti-dilution protection that, if triggered, could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes) or $1.75 per share (in the case of the June 2007 Warrants or the June 2007 Placement Agent Warrants). We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTC Bulletin Board.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

As of September 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2007 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 25, 2007, we issued a press release announcing preliminary revenues for the third quarter ended September 30, 2007. A copy of such press release is attached hereto as Exhibit 99.1.

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

GOFISH CORPORATION

Date: November 19, 2007	By:	/s/ Michael Downing
Name: Michael Downing Title: Chief Executive Officer

Date: November 19, 2007	By:	/s/ Lennox L. Vernon
Name: Lennox L. Vernon Title: Chief Accounting Officer and Director of Operations

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005.	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).
3.2	Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006.
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
10.1
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
10.2
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
10.3	GoFish Corporation Non-Qualified Stock Option Plan.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 24, 2007 filed with the Securities and Exchange Commission on October 30, 2007 (File No. 333-131651).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press release issued by GoFish Corporation on October 25, 2007*
* Filed herewith