Form 10KSB
period 2007-12-31
GoFish Corp.
filed 2008-03-31
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number: 333-131651

GoFish Corporation
(Name of small business issuer in its charter)

Nevada	20-2471683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Mission Street, 10th Floor, San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)

(415) 738-8706
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

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
☐ Yes ☑ No

Issuer’s revenues for the fiscal year ended December 31, 2007 were $2,081,182.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) on March 28, 2008, was approximately $8,051,290. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of the issuer’s common stock, $0.001 par value per share, as of March 28, 2008 was 25,469,739 shares.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. This Annual Report on Form 10-KSB includes statements regarding our plans, goals, strategies, intentions, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that could cause actual results to be materially different from those expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, and in particular, the risks discussed under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-KSB and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results could vary materially from those expected or projected.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

GoFish Corporation (the “Company,” “GoFish,” “we,” or “our”) operates an online youth media and entertainment network (the “GoFish Network”). We specialize in creating, aggregating, distributing, and monetizing premium youth content on a network of quality youth sites. According to comScore Media Metrix, the GoFish Network reached roughly 19.4 million unique U.S. users per month as of March 28, 2008, currently ranking as the third-largest online opportunity in the Kids-Entertainment and Teen-Community categories.

We generate revenue by selling advertising on the websites in the GoFish Network. The GoFish Network is comprised of our owned and operated websites, as well as third-party websites (“publishers”) aimed at the 6-17 year old demographic. We aim to attract publishers to the GoFish Network by providing them with access to relevant, high quality, advertising, as well as sponsorship and video and other content opportunities at higher revenue rates than could be obtained by these sites independently. The collection of these websites into the GoFish Network provides a platform for advertisers to reach our core constituency of kids, tweens and teens. The GoFish Network seeks to offer engaged audiences and immersive experiences within websites that are editorially and contextually relevant to the consumer.

Our Mission

Our goal is to become the largest online advertising opportunity for brands looking to reach the 6-17 year old demographic. We seek to expand the size of the GoFish Network by forging relationships with publishers that have large audiences within our target demographic with which advertisers want their brands to be affiliated. We seek to provide advertisers with a one-stop shop, with broad reach within the youth category, with customizable packages and consistent ad units. We also seek to be a provider of premium content that we believe is compelling to both consumers and advertisers in categories that appeal to our constituency.

Our History

Our business was originally conducted by GoFish Technologies, Inc. (“GoFish Technologies”), which was originally incorporated in California in May 2003. GoFish Technologies originally operated a multimedia search service, delivering targeted results for Internet searches conducted on digital media content from the entertainment and media sectors. During the third quarter of 2005, due to the increasing popularity of user-generated video, GoFish Technologies refined its focus to aggregating original short-form and user-generated video at the URL www.gofish.com.

In order to obtain additional financing to continue its operations, in October 2006, GoFish Technologies completed a reverse merger and related transactions, which also resulted in the business of GoFish Technologies being acquired by a publicly-traded company. These transactions consisted principally of three parts. First, GoFish Technologies merged with and into GF Acquisition Corp. (“GF Acquisition Corp.”), a wholly-owned subsidiary of Unibio Inc. (“Unibio”), which was originally a publicly-traded “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended. In the second part of this transaction, ITD Acquisition Corp., a wholly-owned subsidiary of Unibio, merged with and into Internet Television Distribution Inc., a Delaware corporation (“ITD”) (collectively both the GoFish Technologies and the ITD mergers are referred to herein as the “merger”). The final aspect of this transaction was that GoFish split-off a wholly-owned subsidiary, GF Leaseco, Inc. (“GF Leaseco”), through the sale of all of the outstanding capital stock of GF Leaseco to the former owners of Unibio, thereby completing these transactions.

In anticipation of the mergers, effective September 14, 2006, Unibio changed its name to GoFish Corporation. As a result of the mergers, GoFish Corporation acquired the business of GoFish Technologies and continued its business operations as a publicly-traded company whose common stock is quoted on the NASD’s OTC Bulletin Board. Also, as a result of the mergers, GoFish Technologies and ITD became wholly-owned subsidiaries of GoFish Corporation.

We recently have made a strategic decision to focus on a segment of our business where we believe we can become a market leader. We have sought to take advantage of our existing relationships, our position in the marketplace, our user base and our sales force to build a network of websites for which we sell advertising and deliver premium content. In August 2007, we signed a short-term advertising representation agreement with Miniclip Limited, under which we became the exclusive seller of all advertisement on the Miniclip website, which was subsequently extended.  At the time we entered into the agreement with Miniclip in August 2007, the GoFish Network consisted of two publisher sites and 7.2 million unique U.S. users. According to comScore Media Metrix, the GoFish Network today consists of ten publishers and has 19.4 million unique users domestically.

Business Operations

GoFish is a leading media and entertainment network focused on kids, tweens, and teens. We represent a select group of publishers who deliver unique, high-quality online experiences for over 19 million users each month, with a high concentration of youth and their parents. We sell advertising for these publishers, offering advertisers broad reach into a targeted audience. In this sense we are sometimes referred to as a vertical advertising network. However, we also have the ability to provide our publishers with relevant and engaging video and content for use on their websites. We combine the scale of an advertising network, with the custom programs and client focus of a branded publisher network.

We believe our advantage is that we are able to deliver quality advertising and content to large audiences of highly-engaged kids, teens and tweens. Publishers in the GoFish Network span all types of online experiences enjoyed by today’s youth, including massively multi-player games, virtual worlds, cartoons, education sites, casual games, avatar-based social networks, art and creativity tools, funny videos and learning-based virtual worlds.

Some of the publishers in the GoFish Network are:

•	Miniclip.com (www.miniclip.com), which is the Internet’s largest dedicated online games website;

•	Cartoon Doll Emporium (www.cartoondollemporium.com), which is a leading dress-up game destination for girls age 6-16;

•
Cookie Jar Entertainment (www.thecookiejarcompany.com), which is a global independent producer, marketing and brand manager of such renowned children’s properties as “Magi-Nation,” “The Doodlebops,” “Caillou,” “Spider Riders” and “Johnny Test”;

•	Whyville (www.whyville.net), which is the only learning-based virtual world for kids; and

•	GoFish.com (www.gofish.com), which is our owned and operated destination featuring video content specifically programmed for the hard to reach youth demographics.

We have secured strong advertising brands, including four of the biggest spenders against kids online. Our advertisers fall into various categories, including consumer packaged goods (e.g. Kelloggs, BP), entertainment (e.g. Disney, Cartoon Network), consumer electronics and software (e.g. Sony, Electronics Arts, Nintendo) and retail (e.g. Lego, Random House Children’s Books).

To ensure that we consistently offer the highest level of service to publishers and advertisers within the GoFish Network, we are highly discriminate in our selection process. We ensure that the GoFish Network is comprised of quality publishers that have unique value propositions for marketers and advertisers trying to reach kids, teens and tweens. We work with publishers to ensure that their brand is well positioned and their website is maximized for monetization through standard and custom advertising experiences.

In addition, we procure media content that we believe to be compelling to both consumers and advertisers in content categories that appeal to our constituency. In December 2007, we entered into a license agreement with MTV Networks, a Division of Viacom International Inc., which enables us to expand our assortment of quality video and offer our users and publishers premier, ad supported, youth-oriented branded content from MTV Networks’ library, including such highly-rated shows as COMEDY CENTRAL’s Emmy and Peabody-Award winning “The Daily Show with Jon Stewart,” MTV’s “The Hills,” Nickelodeon’s “iCarly,” VH1’s “The Salt-N-Pepa Show,” and more.

The advertising that we sell on the GoFish Network can be divided into two categories: (i) Direct Sales and (ii) Remnant Inventory.

Direct Sales

The bulk of our revenues come from direct sales to brand advertisers. Direct sales of advertising can take the following two forms:

•
IAB Graphical Advertising - IAB graphical advertising is standard banner and text ads where advertisers pay a cost per thousand impressions (“CPM”) fee directly to us. Banners are ad graphics hyperlinked to the URL of the advertiser or to a custom landing page within the GoFish Network. This form of online advertising entails embedding an advertisement on a web page. It is intended to attract traffic to the advertiser’s website by linking them from the ad on a website to the website of the advertiser, to initiate an action within the site where the banner is embedded (i.e. watch a movie trailer), or to increase metrics on brand awareness. The banner advertisement is constructed from an image (GIF, JPEG, PNG), JavaScript program or multimedia object employing technologies such as Java, Shockwave or Flash.

•
Rich Media/Immersive Advertising - We also provide custom marketing opportunities to brands by tailoring advertising solutions to specific needs and leveraging the rich, immersive environments of publishers in the GoFish Network. These include roadblocks, front page takeovers, rich media ads, video and interstitial ads, custom integration in leading virtual worlds, advergames and custom sponsorships. These opportunities provide for the highest CPMs, which start at $10. These out-of-the-box ideas are developed on a custom basis with the goal of productizing the solution for future advertisers and campaigns.

Our blended CPM on direct sales advertising is currently over $5.

Remnant Inventory

Advertising inventory on a website that is not sold directly to an advertiser is referred to as “remnant inventory”. Publishers typically monetize this inventory, at a small fraction of direct sales, through third-party ad networks (ValueClick, Tribal Fusion, and Advertising.com) and ad network exchanges (Right Media and ContextWeb). We offer our publishers the ability to achieve a higher rate of return on their remnant inventory through our network of strategic partnerships. Our service is designed to be easy to implement and lifts the operational minutia and complexity for publishers of having to monetize remnant inventory.

In addition, we may monetize a percentage of remnant inventory through cost per click (“CPC”) or cost per action (“CPA”) campaigns. In the case of CPC advertisements, advertisers will pay fees per click throughs to their site generated from ads placed throughout the website. CPA banners placed throughout the website generate fees only when an action occurs as a result of the click-through on an individual advertisement. That action may be a purchase, a registration, or some other transaction. We do not currently have, or plan to have, any CPC or CPA campaigns. However, we may choose to include these formats in the future.

Sales and Marketing

We sell our inventory and marketing services in the United States through a sales and marketing organization that consisted of 20 employees as of December 31, 2007. These employees are located at our headquarters in San Francisco and also are based in Los Angeles, California, New York, New York, Detroit, Michigan and Chicago, Illinois. The team is focused on selling advertising space on the GoFish Network to top quality brands and their advertising agencies.

In addition, we operate a business development team tasked with sourcing, securing and retaining quality publishers into the GoFish Network. These employees are located at our headquarters in San Francisco. They keep current with the latest online trends in the youth demographic and are responsible for finding and securing relationships with a broad network of sites that extends the reach of the GoFish Network.

Market

Our market consists of publisher websites that serve Internet users between the ages of 6 and 17 and advertisers interested in reaching the youth demographic. Publisher websites provide a platform for effective and targeted advertising to Internet users. Our advertisers provide us with revenue by paying us to promote their products and services on the websites in the GoFish Network.

We believe that the 6-17 year old demographic is relatively underserved by the current Internet content and website market. The 6-17 year old demographic market tends to be on the cusp of the most recent online trends, including gaming, virtual worlds and social networking. Kids and teens also represent an important consumer segment. Teens alone have a total annual aggregate income of $80 billion, while the buying power of kids is expected to total $21.4 billion in 2010. Combined, kids and teens influence an additional $225 billion in spending by their parents. There are 31.5 million 6 to 17 year old Internet users per month in the U.S. We believe that advertisers must reach this demographic online as this is where they spend most of their time compared to other media. Their ability to do so is being affected by several trends taking place on the Internet.

Consumer behavior on the Internet is changing through a process referred to as “deportalization.” Deportalization describes the phenomenon where Internet traffic is moving from large portals to smaller, disparate sites. From February 2000 to October 2006, the number of websites grew from 10 million to 100 million. During the following 12 months, the number of websites grew to 143 million. The drivers of this trend are search and increased user confidence with regard to the medium. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites.

This trend is particularly apparent in the youth demographic. In September 2006, the top four youth brands had 70% of the page views on the Web. As of November 2007, the top four youth brands had only 49% of the traffic. In that time, the other 154 kids sites went from 30% market share to 51%, an increase of 70%.

This fragmentation of traffic on the Internet makes it difficult for advertisers to reach their target demographic. The GoFish Network model seeks to bridge this gap by uniting smaller sites into a “collective majority.” The GoFish Network is designed to serve as a bridge between the advertisers and the various publishers that reach the youth demographic by aggregating these sites into a network. We believe that, by buying advertising through the GoFish Network, advertisers can reach their intended audience while achieving scale, simplifying their buying process and increasing the efficiency of their advertising buy. In addition, advertisers can extend their reach by buying on the GoFish Network versus only buying the “branded” sites. In a study conducted by comScore Media Metrix in December 2007, 43% of the users of the GoFish Network did not visit the other top three kids sites.

For publishers, the GoFish Network is designed to provide scale, thus increasing mindshare among marketers, while delivering more relevant advertising at premium rates. We offer our publishers establised relationships with brand advertisers and expertise in high impact, cross-network takeovers and sponsorships, while also providing thought leadership in emerging field of online youth marketing.

Competition

We compete against well-capitalized advertising companies as well as smaller companies. The market for our services is highly competitive.

Advertisers have several options for how to reach kids, teens and tweens. Advertisers must first select between the various mediums, including television, radio, direct mail, print media and the Internet, as well as others. In the online advertising market, we compete for advertising dollars with all websites catering to this demographic, including portals, search engines and websites belonging to other advertising networks. Within this context, we believe that vertical networks such as the GoFish Network are growing as a percentage of total ad buys, while spending on portals is decreasing for the reasons discussed above.

The GoFish Network has several attributes which we believe allow it to compete very effectively for online advertising dollars. With over 19 million unique users in the United States, the average U.S. user on the GoFish Network spends 41.4 minutes per month on the GoFish Network according to comScore MediaMetrix.  The average of 1.3 minutes per page across the GoFish Network is almost twice as high as the Internet average and is more than three times as high as the minutes per page average at teen sites. We have room to grow internationally, as well. Worldwide, our network has over 63 million unique users according to comScore Media Metrix.

Publishers have several options to monetize the traffic on their websites. They can build a sales organization to sell the advertising space on their website directly. However, the high cost to build, train and operate such an organization is significant and cost prohibitive for many of the smaller websites that have become part of the collective majority. In addition, it requires substantial traffic for advertiser mindshare.

Publishers can also implement third party advertising network to sell their advertising. Advertising networks can either function as “self-serve” networks or more full-service firms. The self-serve networks provide publishers with code which is implemented by the publisher to pull advertising from the network and display it on the publisher’s website. This technology is usually free. There are two primary categories of self-serve advertising networks. The largest networks such as Google AdSense, Valueclick, Advertising.com and Tribal Fusion are general networks that serve impressions onto a wide variety of mostly small and medium sites. However, in general, these companies tend to deliver low CPMs, low quality advertisers with low relevance to the sites themselves. Next, there are behavioral networks, such as Tacoda and Blue Lithium, which serve the same inventory as general networks, but add behavioral targeting.

Finally, publishers can choose to use more full-service advertising networks that provide a more complete service when selling advertising. Some companies, such as Gorilla Nation, incorporate a wide variety of sites into their network. The vertical advertising networks, on the other hand, aggregate inventory in a specific vertical and sell advertising to those trying to reach that audience. These companies are able to offer more relevant advertising to the publishers in their network while delivering better advertising opportunities for brands. There are several vertical networks, including Jumpstart (auto inventory), Glam (women 18-34) and Sportgenic (sports-targeted) and GoFish.

We believe our company is attractive to publishers in our demographic because of our ability, as a vertical network, to attract relevant, high quality advertisers at higher CPMs than can otherwise be obtained. The GoFish Network is the only online vertical ad network targeted to the 6-17 year old demographic, although Alloy Media + Marketing, has an online vertical ad network targeting teens, college students and 18-34 year olds. According to comScore Media Metrix, the total size of their network is approximately 5 million unique U.S. users.

Intellectual Property and Other Proprietary Rights

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology, as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and generally control access to and distribution of our technologies, documentation and other proprietary information. We rely on the technology of third parties to assist us with several aspects of our business. When doing so, we obtain appropriate licenses which allow us to use that technology. We have registered the trademark GOFISH in the United States.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent and it is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such new laws and regulations may address user privacy, advertising, freedom of expression, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the FTC has investigated the privacy practices of several companies that collect information about individuals on the Internet. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

The Child Online Protection Act (“COPA”) and the Child Online Privacy Protection Act (“COPPA”) impose civil and criminal penalties on persons distributing material harmful to minors (such as obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. We do not allow children under the age of 13 to register on our owned and operated websites. Although some recent court decisions have cast doubt on the constitutionality of COPA, we have instituted processes for voluntary compliance with its provisions, nevertheless. We work with our publishers to ensure that they are compliant with both of COPA and COPPA and we currently require all new publishers to protect us from any violation of these laws on their website.

Employees

As of December 31, 2007, we had 29 full-time employees and one part-time employee. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Seasonality

We believe that our business is subject to seasonal fluctuations. In general, advertisers tend to place fewer advertisements during the first and third calendar quarters of each year. In the youth advertising market, the first half of the year tends to have lower spending, while the second half of the year is the strongest. Both of these tendencies can directly affect our business. Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising. Online advertising, as well as the demand for performance-based marketing services has, in the past, peaked during the fourth quarter holiday season. Expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. If these patterns continue our revenue may be affected by these fluctuations. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy or our industry in general, which could alter our current or prospective customers’ spending priorities or budget cycles or extend our sales cycle.

Risk Factors

We face a variety of risks that may affect our financial condition, results of operations or business, and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect our financial condition, results of operations or business.

RISKS RELATED TO OUR COMPANY

We have a history of operating losses which we expect to continue, and we may not be able to achieve profitability.

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $5.3 million for the year ended December 31, 2006, and a net loss of approximately $16.4 million for the year ended December 31, 2007. As of December 31, 2007, our accumulated deficit was approximately $24.1 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the three months ended December 31, 2007 and the year ended December 31, 2007 were $1.5 million and $2.1 million, respectively. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on the GoFish Network. For the year ended December 31, 2007, revenue from our five largest advertisers accounted for 65% of our revenue. Our largest advertiser accounted for 24% of our revenue for the year ended December 31, 2007. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenue could adversely affect our results of operations. In addition, our relationships with publishers participating in the GoFish Network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in the GoFish Network, could limit our ability to generate revenue.

For the year ended December 31, 2007, advertising revenue connected to our largest publisher accounted for approximately 95% of our revenues. Until we are able to more fully develop our publisher network, a small number of publishers will account for a substantial percentage of our revenue. We cannot assure you that any of the publishers participating in the GoFish Network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in the GoFish Network could limit our ability to generate revenue.

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

Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable which could increase the volatility of the price of our common stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	our ability to attract and incorporate publishers into the GoFish Network;

•	the ability of the publishers in the GoFish Network to attract visitors to their websites;

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	our ability to control our gross margins;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on the GoFish Network; and

•	our ability to obtain cost-effective advertising throughout the GoFish Network.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our common stock. In addition, since we expect that our operating results will continue to fluctuate in the future, it is difficult for us to accurately forecast our revenues.

Our limited operating history in the operation of an online youth media and entertainment network of websites makes evaluation of our business difficult.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched the gofish.com website in October 2004 and only began building the GoFish Network during the last fiscal year. The revenue received currently is insufficient to generate positive cash flows from our operations.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. The raising of additional capital may dilute our current stockholders’ ownership interests. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	growing the GoFish Network, including the number of publishers and advertisers in the GoFish Network;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

In addition, the raising of any additional capital through the sale of equity or equity-backed securities would dilute our current stockholders’ ownership percentages and would also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, our 6% senior convertible notes due June 2010 (the “June 2007 Notes”), the warrants issued in connection with the June 2007 Notes (the “June 2007 Warrants”), the warrants issued to the placement agents in connection with the June 2007 Notes (the “June 2007 Placement Agent Warrants”) and certain other warrants are also subject to full-ratchet anti-dilution protection. If we issue common stock or securities convertible into common stock at a price per share lower than the $1.60 per share conversion price of the June 2007 Notes or the $1.75 per share exercise price of such warrants, such conversion or exercise price, as applicable, would be automatically adjusted to equal the lower price. This “full ratchet anti-dilution” provision could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes) or $1.75 per share (in the case of such warrants).

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

We are required to pay liquidated damages to certain of our investors under our October 27, 2006 Registration Rights Agreement and our June 7, 2007 Registration Rights Agreement.

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

While the registration statement filed pursuant to the October 27, 2006 Registration Rights Agreement (File No. 333-142460) was declared effective by the SEC on October 25, 2007, we did not satisfy our obligations in the manner set forth in that registration rights agreement. As a result, we incurred partial liquidated damages at a rate equal to 1% of the October 2006 private placement purchase price for each of the shares being registered for resale under such registration statement on their behalf for every 30 days that we were in default (pro rated for any period less than 30 days) to the extent that the shares were held by the selling stockholder during the period of such non-compliance.

Our June 7, 2007 Registration Rights Agreement also contains a partial liquidated damages provision for our failure to have the registration statement declared effective by the SEC by a certain date, subject to certain exceptions. While we had a registration statement filed pursuant to the June 7, 2007 Registration Rights Agreement (File No. 333-145406) declared effective by the SEC on February 8, 2008 which covers the resale of up to 6,117,018 shares of the shares required to be registered for resale thereunder, we did not satisfy our obligations in the manner set forth in that registration rights agreement. As a result, we incurred partial liquidated damages under that registration rights agreement. In general, such partial liquidated damages are payable during the period of such non-compliance at a monthly rate equal to 1% of the outstanding principal amount of the June 2007 Notes that are not convertible into underlying shares covered by an effective registration statement.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited consolidated financial statements for the fiscal year ended December 31, 2007 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of significant revenues and profits, we are seeking to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans can not be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

As part of our growth strategy, we routinely consider acquiring or making investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we do succeed in acquiring or investing in a company or technology, we will be exposed to a number of risks, including:

•
we may find that the acquired company or technology does not further our business strategy, that we overpaid for the acquired company or technology or that the economic conditions underlying our acquisition decision have changed;

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

Our business depends on enhancing our brand, and failing to enhance our brand would hurt our ability to expand our base of users, advertisers and publishers in the GoFish Network.

Enhancing our brand is critical to expanding our base of users, advertisers, publishers in the GoFish Network, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. If we fail to enhance the our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Enhancing our brand will depend largely on our ability to provide high-quality products and services, which we may not do successfully.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are unable to achieve or manage significant growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

Our business plan anticipates continued additional expenditure on development and other growth initiatives. We may not achieve significant growth. If achieved, significant growth would place increased demands on our management, accounting systems, network infrastructure and systems of financial and internal controls. We may be unable to expand associated resources and refine associated systems fast enough to keep pace with expansion. If we fail to ensure that our management, control and other systems keep pace with growth, we may experience a decline in the effectiveness and focus of our management team, problems with timely or accurate reporting, issues with costs and quality controls and other problems associated with a failure to manage rapid growth, all of which would harm our results of operations.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees and harm our business.

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of December 31, 2007, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain the trading status of our common stock on the OTC Bulletin Board.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to retain the quotation of our common stock on the OTC Bulletin Board or obtain a listing of our common stock on a stock exchange or NASDAQ could be adversely affected.

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007, which, if not sufficiently remediated, could result in material misstatements in our annual or interim financial statements in future periods.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. In addition, based on an evaluation as of December 31, 2007 and the identification of a number of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer also concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2007.

We are in the process of implementing remediation efforts with respect to these material weaknesses. However, if these remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our financial conditions and results of operations may be adversely impacted. Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

Although we believe that these remediation efforts will enable us to improve our internal control over financial reporting, we cannot assure you that these remediation efforts will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Furthermore, there are inherent limitations to the effectiveness of controls and procedures, including the possibility of human error and circumvention or overriding of controls and procedures.

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

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires the evaluation and determination of the effectiveness of a company’s internal control over its financial reporting. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007. As a result, we have incurred additional costs and may suffer adverse publicity and other consequences of this determination.

We may be subject to claims relating to certain actions taken by our former external legal counsel.

In February 2007, we learned that three million shares of our common stock issued as part of private placement transaction we consummated in October 2006 were purchased by entities controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuireWoods LLP. We believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entities he controlled to resell certain of these shares. Mr. Zehil’s conduct was reported to the SEC, and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

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

RISKS RELATED TO OUR BUSINESS

We recently refined our strategic focus, and the success of our business will depend on our ability to effectively implement our refined strategic focus.

We recently refined our strategic focus to narrow our target audience to the 6-17 year old demographic and to seek to enter into contractual relationships with other websites (“publishers”) that we believe appeal to a similar target audience, under which we take on responsibility for selling their inventory of available advertising opportunities, as well as syndicating our video content to them. In connection with the development and implementation of our refined strategic focus, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers. If we are unable to effectively implement our refined strategic focus, our business and operating results would be adversely affected.

We may be unable to attract advertisers to the GoFish Network.

Advertising revenues comprise, and are expected to continue to comprise, almost entirely all of our revenues generated from the GoFish Network. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

Even if we initially attract advertisers to the GoFish Network, they may decide not to advertise to our community if their investment does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may reduce the rates they are willing to pay or may not continue to place ads with us. Moreover, repercussions from click fraud may jeopardize the expansion of Internet advertising or adversely affect the rates that Internet advertisers are willing to pay. Click fraud occurs in pay per click online advertising when a person, automated script, or computer program imitates a legitimate user of a web browser clicking on an ad, for the purpose of generating a charge per click without having actual interest in the target of the ad’s link.

We generate almost entirely all of our revenue from advertising, and the reduction in spending by, or loss of, advertisers could seriously harm our business.

We generate almost entirely all of our revenues from advertisers on the GoFish Network. Our advertisers can generally terminate their contracts with us at any time. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. We also may encounter difficulty collecting from our advertisers. We are a relatively small company and advertisers may choose to pay our bills after paying debts of their larger clients.

If we fail to compete effectively against other Internet advertising companies, we could lose customers or advertising inventory and our revenue and results of operations could decline.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products and services obsolete and unmarketable or require unanticipated technology or other investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing segment with CPL and CPA performance-based companies, such as Advertising.com (owned by AOL), DoubleClick Performics (owned by DoubleClick), Direct Response Technologies (owned by Digital River), and Linkshare (owned by Rakuten), and we compete with other Internet advertising networks that focus on the traditional CPM model, including 24/7 Real Media (owned by WPP Group plc) and Gorilla Nation. We directly compete with a number of competitors in the CPC market segment, such as Advertising.com. We also compete with pay-per-click search companies such as Yahoo!, Google and MIVA. Large websites with brand recognition, such as Disney and Nickelodeon, have direct sales personnel and substantial proprietary online advertising inventory that provide significant competitive advantages compared to the GoFish Network, and they have a significant impact on pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our revenues and results of operations.

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have fixed advertising budgets, a small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our revenues and results of operations would be harmed.

We may be unable to attract and incorporate publishers into the GoFish Network.

Our future revenues and success depend upon, among other things, our ability to attract and contract with high-quality publishers to participate in the GoFish Network. We cannot assure you that publishers will want to participate, or continue to participate, in the GoFish Network. If we are unable to successfully attract publishers to the GoFish Network, it could adversely affect our ability to generate revenues and could impede our business plan. Even if we do successfully attract publishers, we cannot assure you that we will be able to incorporate these publishers into the GoFish Network without substantial costs, delays or other problems.

Our services may fail to maintain the market acceptance they have achieved or to grow beyond current levels, which would adversely affect our competitive position.

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

We may fail to select the best publishers for the GoFish Network.

The number of websites aimed at the 6-17 year old demographic has increased substantially in recent years. Our owned and operated websites, and our publishers’ websites, face numerous competitors both on the Internet, and in the more traditional broadcasting arena. Some of these companies have substantially longer operating histories, significantly greater financial, marketing and technical expertise, and greater resources and name recognition than we do. Moreover, the offerings on the GoFish Network may not be sufficiently distinctive or may be copied by others. If we fail to attain commercial acceptance of our services and to be competitive with these companies, we may not ever generate meaningful revenues. In addition, new companies may emerge at any time with services that are superior, or that the marketplace perceives are superior, to ours.

If we fail to anticipate, identify and respond to the changing tastes and preferences of our target demographic, our business is likely to suffer.

Our business and results of operations depend upon the appeal of the sites in the GoFish Network to consumers. The tastes and preferences of our consumers, particularly those of the 6-17 year old demographic, frequently change, and our success depends on our ability to anticipate, identify and respond to these changing tastes and preferences by incorporating appropriate publishers into the GoFish Network. If we are unable to successfully predict or respond to changing tastes and preferences of consumers, we may not be able to establish relationships with the most popular publishers, which may cause our revenues to decline.

We may be subject to market risk and legal liability in connection with the data collection capabilities of the publishers in the GoFish Network.

Many components of websites on the GoFish Network are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, many of the websites on the GoFish Network collect certain information from users. The collection and use of such information may be subject to U.S. state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the "Personal Data Privacy and Security Act of 2007"). Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, in liability and materially harm our business.

The websites on the GoFish Network post privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, such privacy policies may now or in the future fail to comply with applicable law. The websites on the GoFish Network are subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of information. We cannot assure you that the websites on the GoFish Network are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. Any failure to comply with posted privacy policies, any failure to conform privacy policies to changing aspects of the business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our publishers’ websites, technologies and products and this may adversely affect our business.

Activities of advertisers or publishers in the GoFish Network could damage our reputation or give rise to legal claims against us.

The promotion of the products and services by publishers in the GoFish Network may not comply with federal, state and local laws, including but not limited to laws and regulations relating to the Internet. Failure of our publishers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition. We cannot predict whether our role in facilitating our customers’ marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

We also may be held liable to third parties for the content in the advertising we deliver on behalf of our publishers. We may be held liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations. Any claims or counterclaims could be time consuming, result in costly litigation or divert management’s attention.

We depend on third-party Internet, telecommunications and technology providers for key aspects in the provision of our services and any failure or interruption in the services that third parties provide could disrupt our business.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, as well as providers of technology solutions, including software developed by third party vendors, in delivering our services. In addition, we use third party vendors to assist with product development, campaign deployment and support services for some of our products and services. These companies may not continue to provide services or software to us without disruptions in service, at the current cost or at all.

If the products and services provided by these third-party vendors are disrupted or not properly supported, our ability to provide our products and services would be adversely impacted. In addition, any financial or other difficulties our third party providers face may have negative effects on our business, the nature and extent of which we cannot predict. While we believe our business relationships with our key vendors are good, a material adverse impact on our business would occur if a supply or license agreement with a key vendor is materially revised, is not renewed or is terminated, or the supply of products or services were insufficient or interrupted. The costs associated with any transition to a new service provider could be substantial, require us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider and disrupt the services we provide to our customers. This process could be both expensive and time consuming and could damage our relationships with customers.

In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame we require could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenue and potential loss of customers.

More individuals are using non-PC devices to access the internet. We may be unable to capture market share for advertising on these devices.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, smart phones, handheld computers and video game consoles, has increased dramatically in the past few years. Most of the publishers in the GoFish Network originally designed their services for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices make the use of these websites difficult and the publishers in the GoFish Network developed for these devices may not be compelling to users of alternative devices. In addition, the creative advertising solutions that thrive in rich environments may be less attractive to advertisers on these devises. The use of such creative advertising is part what makes our services attractive to advertisers and is what most contributes to our margins. If we are slow to develop services and technologies that are more compatible with non-PC communications devices or if we are unable to attract and retain a substantial number of publishers that focus on alternative device users to our online services, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

RISKS RELATED TO OUR INDUSTRY

Anything that causes users of websites on the GoFish Network to spend less time on their computers, including seasonal factors and national events, may impact our profitability.

Anything that diverts users of the GoFish Network from their customary level of usage could adversely affect our business. Geopolitical events such as war, the threat of war or terrorist activity, and natural disasters such as hurricanes or earthquakes all could adversely affect our profitability. Similarly, our results of operations historically have varied seasonally because many of our users reduce their activities on our website with the onset of good weather during the summer months, and on and around national holidays.

If the delivery of Internet advertising on the Web is limited or blocked, demand for our services may decline.

Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our services. For example, computer users may use software designed to filter or prevent the delivery of Internet advertising, including pop-up and pop-under advertisements; block, disable or remove cookies used by our ad serving technologies; prevent or impair the operation of other online tracking technologies; or misrepresent measurements of ad penetration and effectiveness. We cannot assure you that the proportion of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services. In the event that one or more of these technologies became more widely adopted by computer users, demand for our products and services would decline.

Direct marketers and advertisers may be reluctant to devote a portion of their budgets to marketing technology and data products and services or online advertising.

Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending, or our offerings in particular, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those direct marketers and advertisers using the Internet as a result of its ad performance relative to other media.

The lack of appropriate measurement standards or tools may cause us to lose customers or prevent us from charging a sufficient amount for our products and services.

Because many online marketing technology and data products and services remain relatively new disciplines, there is often no generally accepted methods or tools for measuring the efficacy of online marketing and advertising as there are for advertising in television, radio, cable and print. Therefore, many advertisers may be reluctant to spend sizable portions of their budget on online marketing and advertising until more widely accepted methods and tools that measure the efficacy of their campaigns are developed. In addition, direct marketers are often unable to accurately measure campaign performance across all response channels or identify which of their marketing methodologies are driving customers to make purchases. Therefore, our customers may not be able to assess the effectiveness of our services and as a result, we could lose customers, fail to attract new customers or existing customer could reduce their use of our services.

We could lose customers or fail to gain customers if our services do not utilize the measuring methods and tools that may become generally accepted. Further, new measurement standards and tools could require us to change our business and the means used to charge our customers, which could result in a loss of customer revenues and adversely impact our business, financial condition and results of operation.

Improper conduct by users of our websites could subject us to claims and compliance costs.

The terms of use of our owned and operated websites prohibit a broad range of unlawful or undesirable conduct. However, we are unable to block access in all instances to users who are determined to gain access to our websites for improper motives. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users or the use of our technology to copy or distribute third-party content. Investigating and defending any of these types of claims could be expensive, even if the claims do not ultimately result in liability. In addition, we may incur substantial costs to enforce our terms of use and to exclude certain users of our websites who violate such terms of use or who otherwise engage in unlawful or undesirable conduct.

We may infringe on third-party intellectual property rights and could become involved in costly intellectual property litigation.

Other parties claiming infringement by the software on our owned and operated sites or other aspects of our business could sue us. We may be liable to third parties for content available or posted on our owned and operated websites, including music videos and clips from movies or television, which may violate the copyright, trademark or other intellectual property rights of such third parties, or we may be liable if the content is defamatory.

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

We rely on a variety of technology that we license from third parties. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, our ability to efficiently deliver advertisements at the best rates available might be impaired and this would adversely impact our business.

Our Owned and Operated websites are subject to security risks that could harm our reputation and expose us to litigation or liability.

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

The Children's Online Privacy Protection Act (“COPPA”) imposes civil penalties for collecting personal information from children under the age of 13. While we have narrowed our target audience on the GoFish Network to the 6-17 year old demographic, we do not allow users under 13 to register on our owned and operated websites and we do not collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. In addition, publishers in the GoFish Network may violate COPPA on their websites.

Although COPPA is a relatively new law, the Federal Trade Commission (“FTC”) has recently been more active in enforcing violations with COPPA. In the last 18 months, the FTC has brought a number of actions against website operators for failure to comply with COPPA requirements, and has imposed fines of up to $1 million. Future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

We may also be subject to the provisions of the Child Online Protection Act (“COPA”), which restricts the distribution of certain materials deemed harmful to children. COPA is also designed to restrict access to such materials by children, and accordingly, the provisions of COPA may apply to certain Internet product and service providers even though such companies are not engaged in the business of distributing the harmful materials. Although some court decisions have cast doubt on the constitutionality of COPA, and we have instituted processes for voluntary compliance with provisions of COPA that may be relevant to our business, COPA could subject us to liability.

Increasing governmental regulation of the Internet could harm our business.

The publishers in the GoFish Network are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, advertising, intellectual property rights and information security. Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy could also harm our business. The majority of these laws was adopted before the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. The courts are only beginning to interpret those laws that do reference the Internet, such as the Digital Millennium Copyright Act and COPPA, and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

We depend on the growth of the Internet and Internet infrastructure for our future growth, and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

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

In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many websites. The Internet could lose its viability as a commercial medium due to reasons including increased governmental regulation or delays in the development or adoption of new technologies required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenue and results of operations could be materially and adversely affected.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On March 28, 2008, the closing price of our common stock was $0.41 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

The price of our common stock has been and is likely to continue to be highly volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock has been and is likely to continue to be highly volatile and could fluctuate in response to factors such as:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of December 31, 2007, there were: 25,169,739 shares of common stock outstanding; 7,194,777 shares reserved for issuance upon the exercise of outstanding options under our 2004 Stock Plan, our 2006 Equity Incentive Plan and our 2007 Non-Qualified Stock Option Plan; 4,035,899 shares reserved for issuance upon the exercise of outstanding warrants (other than the June 2007 warrants); and 35,000,000 shares for issuance upon conversion of the June 2007 Notes and exercise of the June 2007 Warrants. In the case of our convertible securities, including our June 2007 Notes, warrants and options, the perception of a significant market “overhang” resulting from the existence of our obligations to honor the conversions or exercises may create downward pressure on the trading price of our common stock. In addition, the June 2007 Notes, the June 2007 Warrants and the June 2007 Placement Agent Warrants are also subject to full-ratchet anti-dilution protection that, if triggered, could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes) or $1.75 per share (in the case of the June 2007 Warrants or the June 2007 Placement Agent Warrants).

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC (“KSE”), pursuant to which, among other things, KSE surrendered its warrants under the original Strategic Alliance Agreement (including its previously-issued warrants to purchase 500,000 shares of common stock) in exchange for warrants to purchase 166,667 shares of common stock. In November 2007, we issued to an accredited investor warrants to purchase 46,875 shares of our common stock at an exercise price of $1.75. On December 10, 2007, we entered into a stock and warrant issuance agreement with MiniClip Limited, pursuant to which we agreed to issue 300,000 shares of our common stock and a warrant to purchase an additional 300,000 shares of our common stock at an exercise price of $1.75 per share. On December 12, 2007, we entered into a stock issuance and participation rights agreement with MTV Networks, a division of Viacom International Inc., pursuant to which we issued 1,000,000 restricted shares of our common stock. In February 2008, we issued warrants to purchase 170,000 restricted shares of our common stock at an exercise price of $1.75 per share to service providers.

The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are currently quoted on the OTC Bulletin Board.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 706 Mission Street, 10th Floor, San Francisco, California 94103, and our phone number is (415) 738-8706. Our executive offices in San Francisco consist of approximately 10,000 square feet, and we currently lease the facilities for $17,968 per month under a lease expiring in April 2009. Our New York office is located at 34 West 22nd Street, 5th. Floor, New York, New York. The New York office consists of approximately 2,300 square feet, and we currently lease it for $8,625 per month under a lease expiring in October 2011. We also have an office in Los Angeles at 4571 Wilshire Blvd. 3rd. Floor, Los Angeles, California. The office is approximately 250 square feet plus common areas, and we lease it for $1,035 per month on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol “GOFH.OB.” From July 3, 2006 until mid-September 2006 our stock was quoted under the symbol “UBIO.” From mid-September 2006 to the present our stock has been quoted under the symbol “GOFH.OB.” The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock as reported by the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Where applicable, the prices set forth below give retroactive effect to our 8.333334-for-1 forward stock split which was effected on October 9, 2006.

Quarter Ended	High Bid	Low Bid
September 30, 2006	$0.025	$0.01
December 31, 2006	$4.69	$0.025
March 31, 2007	$5.95	$3.65
June 30, 2007	$4.30	$1.04
September 30, 2007	$1.11	$0.26
December 31, 2007	$0.55	$0.16
March 31, 2008 (through March 28, 2008)	$0.57	$0.23

As of December 31, 2007, there were 25,169,739 shares of our common stock issued and outstanding.

As of December 31, 2007, there were 113 holders of record of shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of fiscal year 2007, we had the following securities authorized for issuance under (i) the 2004 Plan (as hereinafter defined), the former GoFish stock option plan that was adopted by GoFish in connection with the merger, (ii) the 2006 Plan (as hereinafter defined), and (iii) the 2007 Plan (as hereinafter defined):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,418,640	1.28	0

Equity compensation plans not approved by security holders	4,776,130	0.72	2,723,870

Total	7,194,770	0.91	2,723,870

2004 Stock Plan

In 2004, the board of directors of GoFish Technologies adopted a 2004 Stock Plan (the “2004 Plan”). The 2004 Plan authorized the board of directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options were to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the option agreement, and are exercisable for a maximum period of ten years after date of grant.

In May 2006, GoFish Technologies increased the shares reserved for issuance under the 2004 Plan from 2,000,000 to 4,588,281. Upon completion of the merger, GoFish decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

2006 Equity Incentive Plan

Prior to the merger, our board of directors and a majority of our stockholders approved and adopted the 2006 Equity Incentive Plan (the “2006 Plan”). Initially a total of 2,000,000 shares of our common stock was reserved for issuance under the 2006 Plan; however, on October 30, 2006, in accordance with the terms of the 2006 Plan, our board of directors increased the number of shares reserved under the 2006 Plan to 4,000,000 shares, subject to approval by our stockholders within one year of such date. If an incentive award granted under the 2006 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2006 Plan. In March 2008, our board of directors froze the 2006 Plan resulting in no additional options being available for grant under the 2006 Plan.

2007 Non-Qualified Stock Option Plan

On October 24, 2007, our board of directors approved and adopted the 2007 Non-Qualified Stock Option Plan (the “2007 Plan”). Initially, a total of 3,600,000 shares of our common stock was reserved for issuance under the 2007 Plan; however, in accordance with the terms of the 2007 Plan, on October 31, 2007, our board of directors increased the number of shares reserved under the 2007 Plan to 4,000,000 and on December 18, 2007, it increased the number of shares reserved under the 2007 Plan to 5,500,000 shares. On February 5, 2008, our board of directors further increased the number of shares reserved under the 2007 Plan to 10,500,000. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

Administration

Our board of directors (or any committee composed of members of our board of directors appointed by our board of directors to administer the 2007 Plan), administers the 2007 Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the 2007 Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the 2007 Plan.

The 2007 Plan also contains provisions governing: (i) the treatment of options under the 2007 Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of the Company, or complete liquidation or dissolution of the Company) and changes in control of the Company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

Grants

The 2007 Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The term of each option under the 2007 Plan may be no more than ten years from the date of grant. Options granted under the 2007 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for an Option is determined by the administrator, but it cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant.

Duration, Amendment, and Termination

The 2007 Plan will continue in effect for a term of ten years, unless sooner terminated. Our board of directors may at any time amend, suspend or terminate the 2007 Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Discussion and Analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This Management’s Discussion and Analysis should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-KSB beginning on page F-1.

This Annual Report on Form 10-KSB, including this Management’s Discussion and Analysis, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-KSB. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-KSB, and in particular, the risks discussed under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-KSB and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB.

Overview

GoFish is a young and rapidly growing company that operates an online youth media and entertainment network. We specialize in creating, aggregating, distributing, and monetizing premium youth content on a network of quality youth sites. We reach over 19 million users domestically, currently ranking as the third-largest online opportunity in the “Kids-Entertainment” and “Teen-Community” categories.

Results of Operations

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-KSB beginning on page F-1.

Summary of 2007 Results

Our total revenues were $2,081,182 for the year ended December 31, 2007, increasing 7,973% from the prior year amount of $25,779. The increase reflects higher sales from advertising that was sold across the GoFish Network. According to comScore Media Metrix, the GoFish Network reached roughly 10.3 million unique U.S. users per month at the end of 2007 (and 19.4 million as of March 28, 2008).

Total costs of revenues and expenses were $17.3 million in 2007, increasing 233% from the prior year amount of $5.2 million. These increases were primarily due to direct payments to publishers for revenue share on advertising revenues, compensation-related expenses, advertising and other marketing related expenses, public company costs, our build-out of technical and operational support infrastructure, and acquisition costs related to our previously proposed acquisition of Bolt Media, which was terminated in August 2007.

2008 Outlook

We expect that revenue will increase in fiscal 2008 as a result of our planned continued expansion of the GoFish Network’s reach, scale and scope. We also expect to incur additional expenses for the development and expansion of our publisher network, marketing campaigns for a number of our programming launches and the continuing integration of our businesses. In addition, we anticipate gains in operating efficiencies as a result of the increase to our sales and marketing organization. Our revenue expectations are based on certain assumptions and subject to certain risk factors and uncertainties that could cause actual results to differ materially from those expectations. Our revenue expectations assume that we will continue in operation for the foreseeable future. As discussed under the heading “Risk Factors”, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability continue as a going concern. In addition, our revenues fluctuate from quarter to quarter and are unpredictable. We expect that our revenues will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. Accordingly, it is difficult for us to accurately forecast our revenues. Factors causing fluctuations in our revenues include: (i) our ability to attract quality publishers to the GoFish Network; (ii) our ability to increase the number of visitors to the GoFish Network and to encourage them to participate in our programming; (iii) the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures; (iv) our ability to control our gross margins; (v) technical difficulties consumers might encounter in using the websites on the GoFish Network; (vi) our ability to generate revenue through third-party advertising; and (viii) our ability to be paid fees for advertising on the GoFish Network.

We expect to continue to incur an operating loss in fiscal 2008, despite the anticipated increase in revenue as we incur additional expenses for the development and expansion of the GoFish Network and operational infrastructure. However, we anticipate these losses will decrease from current levels as we continue to grow and develop. We anticipate that revenue increases will also be offset by non-recurring acquisition and business integration costs, higher marketing and promotional costs related to a number of program launches and other online products.

Revenue

We derive almost entirely all of our revenues from fees we receive from our advertisers. We believe an opportunity exists to provide advertisers with a cost-effective way to deliver ads on the GoFish Network through enhanced targeting, sponsorship and integrated means that only exist through the interactive nature of the Internet media. Factors that we believe will influence the success of our advertising programs include:

•	growth in the number of users populating the GoFish Network;

•	growth in the amount of time spent per user on the GoFish Network;

•	size and quality of our sales force and sales support staff

•	visibilty and brand recognition in the market

•	perceived quality and value of the network from advertisers

•	advertiser willingness to allocate budgets to the GoFish Network

•	the number of advertisers and the variety of products available;

•	the quality and relevance of the websites on the GoFish Network;

•	advertisers’ return on investment and the efficacy of click-through conversions;

•	enhanced ad vehicles, products, services and sponsorships; and

•	our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the online medium. The attitudes and behavior of today’s kids, teens and tweens, who have had access to the Internet for most of their lives, is only now beginning to be understood. It is becoming apparent, we believe, that the best way to advertise to this demographic is online. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers, and relevancy to the publishers in the GoFish Network and their users. We offer rich, immersive experiences which are highly valued by both the consumer and the advertisers and believe we can generate higher CPMs through these experiences.

The following table presents our revenues for the periods presented:

Revenues -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
Revenues	$2,081,182	$25,779	7,973%

Our revenues totaled $2,081,182 in 2007, as compared to $25,779 in 2006. The increase in 2007 reflects higher sales from advertising that was sold across our network of owned and affiliate publisher websites. Revenues in both periods consisted of advertising fees, primarily from banner and text-based ads. As we begin to add publisher websites into the GoFish Network, we have been able to generate a greater number of user impressions for our advertisers. Additionally, these sales were a result of the addition of our first direct sales personnel, which joined the Company in early August. These sales personnel were primarily responsible for the corresponding increase in revenue over the prior year.

Cost of Revenues -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
Cost of Revenues	$2,437,047	$280,870	768%

Cost of revenues consist primarily of direct payments to publishers for revenue share on advertising revenues, costs associated with hosting our websites, ad serving costs for impressions delivered in connection with advertising revenues and video production costs for launch of our “Made for Internet” programming, which winded down at the end of 2007.

Cost of revenues increased $2,156,177 in 2007 from 2006. The increase included $1,083,478 of payments made to publishers, $452,185 for video production, $421,361 for web hosting costs and $212,503 for ad serving. These increases were partly offset by $13,350 reduction in licensing expenses.

Sales and Marketing -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
Sales and Marketing	$6,174,158	$1,843,935	235%

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

Sales and marketing expenses increased $4,330,223 in 2007 from 2006. The increase was attributable to a $2,076,090 increase in personnel and other benefits related costs, including a $261,490 increase in share-based compensation expenses related to SFAS No. 123(R), a $1,421,949 increase in advertising and other marketing related expenses, including a $141,667 compensation charge with warrants issued to consultants, a $290,813 increase in professional services for public relations and related development research expense, a $169,025 increase in travel expenses and a $372,346 increase in allocation of facilities, IT and other operating expenses. The addition of our first direct sales personnel, which joined the Company in early August, was responsible for the increase in personnel and other benefits related costs, sales commissions and travel. The increase in advertising and other marketing expenses was driven by programs associated with search engine optimization (“SEO”) and search engine marketing (“SEM”), and expenses for the development and expansion of our publisher network, marketing campaigns for a number of our programming launches and the continuing integration of our businesses. The increase in public relations and research primarily resulted from becoming a public company in the third quarter of 2006.

Employees in sales and marketing at December 31, 2007 and 2006 were 20 and 5, respectively.

Product Development -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
Product Development	$2,261,481	$1,502,910	50%

Product development expenses consist primarily of compensation-related expenses incurred for the development of, and enhancement to systems that enable us to drive and support revenue generating activities across our network of websites.

Product development expenses increased $758,571 in 2007 from 2006. The increase was attributed primarily to an increase in compensation-related expenses of $580,189, including a $59,994 increase in share-based compensation expenses related to SFAS No. 123(R), and the allocation of approximately $178,382 of facilities, IT and other operating expenses.

Employees in product development at December 31, 2007 and 2006 were 5 and 14, respectively.

General and Administrative -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
General and Administrative	$5,186,981	$1,544,283	236%

General and administrative expenses consist primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $3,642,698 in 2007 from 2006. The increase was attributable to a $1,290,985 increase in compensation-related expenses, including a $175,581 increase in share-based compensation expenses related to SFAS No. 123(R), a $1,379,130 increase in legal, accounting, D&O insurance, investor relations and other professional services, a $238,746 increase in travel expenses, a $273,714 amortization of deferred financing costs and a $460,123 increase in unallocated facilities, IT and other operating expenses. The increase in compensation-related expenses and travel expenses is due to the full year impact from the hiring of key management employees in the third quarter of 2006. The increases in legal, accounting, D&O insurance, investor relation and other professional services resulted primarily from becoming a public company in the third quarter of 2006. Amortization expense recorded in fiscal 2007 relates to the amortization of debt issuance costs of our 6% senior convertible notes, (the “June 2007 Notes”). Allocated and other operating expenses increased as we moved into new executive offices in April 2007 in San Francisco, California and entered into a new lease agreement in October 2007 for our East Coast Sales Office in New York, New York. We also invested heavily in 2007 in the further build-out of the technical infrastructure and technology operations systems.

Employees in general and administrative were 5 at December 31, 2007 and 2006.

Acquisition Costs -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
Acquisition Costs	$1,270,348	$—	N/A	%

In fiscal year 2007, we incurred costs during the second quarter associated with our previously proposed acquisition of Bolt Media, which was terminated in August 2007. During the period from February 2007 to September 2007, the Company advanced Bolt $1,020,338. The Company only had a secured interest in Bolt’s trade accounts receivables of $600,000. As a result, the Company recorded an allowance for doubtful accounts of $420,338. In addition, the Company incurred $850,010 of direct acquisition costs. The total related acquisition costs of $1,270,348 for the year ended December 31, 2007 was expensed.

Other Income and Expenses -- Comparison of the Years Ended December 31, 2007 and 2006

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2007	2006	Change
Interest income	$147,007	$—	N/A
Miscellaneous income	536	16,149	(97%)
Interest expense	(1,276,568)	(181,826)	602%

Total other income (expense)	$(1,129,025)	$(165,677)	581%

Other expense was $1,129,025 in fiscal 2007, increasing 581% over the fiscal 2006 total of $165,677 as a result of increased interest expense, which was not fully offset by interest income.

Interest income is derived primarily from short-term interest earned on operating cash balances. The increase in cash during the year from our June 2007 private placement favorably impacted interest income.

Interest expense recorded in fiscal 2007 relates to our 6% senior convertible notes, (the “June 2007 Notes”) including the discounts on warrants.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private sales of securities and borrowings. As of December 31, 2007, we had $1,108,834 in cash and cash equivalents. Because we expect to continue to incur an operating loss in fiscal 2008, we will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests.

Net cash used in operating activities was $13,550,034 and $4,618,743 for the year ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the cash used in operating activities was primarily due to a net loss of $13,402,032, which is net of non cash expenses of $2,975,826, and a negative change in working capital of $148,002. The non cash expense items included depreciation and amortization of $224,784, amortization of convertible note fees of $273,714, stock-based compensation of $1,172,506, non cash interest expense of $884,484, and write off of acquisition advances of $420,338. For the year ended December 31, 2006, the primary use of cash was due to a net loss of $4,592,162, which is net of non cash expenses of $719,734, and a negative change in working capital of $26,581. The non cash expense items included depreciation and amortization of $48,607, stock-based compensation of $533,774 and non cash interest expense of $137,353.

Net cash provided by investing activities was $692,846 for the year ended December 31, 2007 and net cash used in investing activities was $1,869,594 for the year ended December 31, 2006. For the year ended December 31, 2007, net cash provided by investing activities consisted of payment of acquisition advances of $600,000, an additional $1,728,728 of funds released from restricted cash from the sale of our common stock and write off of $17,216 advances to founder and stockholder, and cash used in investing activities consisted of acquisition advances of $1,020,338, the purchase of property and equipment in the amount of $524,781 and funds held as deposits of $107,979. For the year ended December 31, 2006, net cash used in investing activities related to funds held as restricted cash of $1,728,728 and the purchase of property and equipment of $140,866.

Net cash provided by financing activities was $10,596,480 and $9,814,141 for the year ended December 31, 2007 and 2006, respectively. The net cash provided by financing activities for the year ended December 31, 2007 was derived from the proceeds from the issuance of our senior convertible notes and related warrants in the amount of $9,219,707, proceeds from the issuance of common stock in the amount of $1,761,566, repayment of amounts due to a stockholder of $384,793, and repayments of notes payable which were equally off set against proceeds from the issuance of such notes payable. The net cash from financing activities for the year ended December 31, 2006 was $8,822,698 from the cash acquired in the reverse merger, $1,726,650 was provided from borrowings under debt obligations, $384,793 of advances from a shareholder and $1,120,000 was used for the repayment of debt.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

We derive almost entirely all of our revenues from fees we receive from advertisers who place ads on the GoFish Network. We believe an opportunity exists to provide advertisers with a more efficient way to reach kids, teens and tweens on the GoFish Network through the inherent strengths of a vertical network. Factors that we believe will influence the success of our advertising programs include: (i) growth in the number of users populating the GoFish Network, (ii) growth in the amount of time spent per user on the GoFish Network; (iii) size and quality of our sales force and sales support staff; (iv) visibilty and brand recognition in the market; (v) perceived quality and value of the network from advertisers; (vi) advertiser willingness to allocate budgets to the GoFish Network, (vii) the number of advertisers and the variety of products available, (viii) advertisers’ return on investment and the efficacy of click-through conversions, (ix) enhanced ad vehicles, products, services and sponsorships, and (x) our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the online medium. The attitudes and behavior of today’s kids, teens and tweens, who have had access to the Internet for most of their lives, is only now beginning to be understood. It is becoming apparent, we believe, that the best way to advertise to this demographic is online. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers, and relevancy to the publishers in the GoFish Network and their users. We offer rich, immersive experiences which are highly valued by both the consumer and the advertisers and believe we can generate higher CPMs through these experiences.

Costs of Revenues and Expenses

Cost of revenue and expenses primarily consist of payments to publishers in the GoFish Network, personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses. We believe the key element to the execution of our strategy is the hiring of personnel in all areas that are vital to our business. Our investments in personnel include business development, sales and marketing, advertising, service and general corporate marketing and promotions.

Other expenses directly related to generating revenue include technology and operational infrastructure, including computer equipment maintenance, co-location and Internet connectivity fees, video production, Web traffic analysis and technology license and usage fees.

Accounting for Stock Based Compensation

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

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance costs that do not improve or extend the lives of the respective assets are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful Life or lease term

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. If factors change we may decide to use shorter or longer estimated useful lives and depreciation and amortization expense may differ materially in the future from that recorded in the current periods.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through December 31, 2007.

Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits could result in impairment charges, which would increase net loss and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, lower net loss and higher asset values.

Income Taxes

We are subject to income taxes, federal and state, in the United States of America. We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. Through December 31, 2007, we have provided a valuation allowance of $9,125,144 against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $1,731,170 and $243,048 for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of December 31, 2007, we did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” “SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a significant effect on our financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the SEC released SAB 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial statements” (SAB 108). SAB 108 addresses the process of quantifying financial statement misstatements, such as addressing both the carryover and reversing effect of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

In December, 2007 the FASB issued Statement 141R, “Business Combinations” (SFAS 141R). SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for Alpha Irmotech will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisition, if any, on our consolidated financial statements.

In February 2008, the FASB Staff Position No. 140-3 Accounting for Transfer of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to resulting additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

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

As of December 31, 2007, we had $1,108,834 in cash and cash equivalents. For purposes of reporting cash flows, we consider all short-term interest bearing deposits with original maturities of three months or less to be cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our results of operations, or the fair market value or cash flow from cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS.

Our audited consolidated financial statements for the fiscal year ended December 31, 2007, along with the report of our independent registered public accounting firm thereon, are included in this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

•	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

•	a majority of our board of directors is not independent;

•	no financial expert on our board of directors has been designated;

•	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;

•	delegation of authority has not been formally communicated;

•	an effective whistleblower program has not been established;

•	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions and monitoring of results; and

•	there is insufficient oversight of accounting principle implementation.

•
There is a strong reliance on the external auditors to review and adjust the quarterly and annual financial statements, to monitor new accounting principles, and to ensure compliance with SEC disclosure requirements.

•
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls.

•
We have not sufficiently restricted access to data or adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Specifically we have not divided the authorizing of transactions, recording of transactions, reconciling of information, and maintaining custody of assets within the financial closing and reporting, revenue and accounts receivable, purchases and accounts payable, and cash receipts and disbursements processes.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•
We plan on continuing our search for an independent director to fill the remaining vacancy on our seven-member board of directors. In addition, we plan, over the course of the next year, to evaluate the composition of our board of directors and to determine whether to add two independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our board of directors become independent. We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert.

•	We plan on drafting quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.

•
We are currently working on formally documenting the delegation of authority. There will be a document that specifies exactly what requires board approval. Other than the specific items that our board of directors must authorize, delegate all other authority to the CAO and point to the further delegation from the CAO to employees.

•
We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the web site in the governance section and in the common areas in the office. We plan on providing a 1-800 number for reporting complaints and will hire a specific 3rd party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors.

•
Management intends to decrease its reliance on the external auditors by subscribing to a service that provides regular updates and research capabilities related to SEC and GAAP accounting pronouncements, and where needed, hiring external consultants with appropriate SEC and GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, policy and procedure compilation assistance, and other related advisory services.

•
We intend on developing internal control over financial reporting evidence policy and procedures which contemplates, among other items, a listing of all identified key internal controls over financial reporting, assignment of responsibility to process owners within the Company, communication of such listing to all applicable personnel, and specific policies and procedures around the nature and retention of evidence of the operation of controls. For example, all reviews must be evidenced via sign-off (signature and date).

•	We intend on instituting requirements that minutes of all board of directors and related committee meetings be drafted, approved, and retained.

•
We intend on undertaking restricted access review to analyze all financial modules (Quickbooks, HR, etc.) and the list of persons authorized to have edit access to each. Remove or add authorized personnel as appropriate to mitigate the risks of management or other override.

•	We are considering hiring additional accounting personnel in 2008 and re-assign roles and responsibilities in order to improve segregations of duties.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position
Michael Downing	36	Chief Executive Officer and Director
Tabreez Verjee	32	President and Director
Lennox L. Vernon	61	Chief Accounting Officer and Director of Operations
John Durham	56	Director
Peter Guber	66	Director
James Moloshok	57	Executive Chairman and Director
Riaz Valani	31	Director

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

Tabreez Verjee, President and Director

Tabreez Verjee has served as GoFish’s President since February 26, 2007 and has served as a director since October 27, 2006. Mr. Verjee is currently a General Partner at Global Asset Capital, LLC, which directed more than $500 million in committed assets from leading global institutional investors across two venture capital funds and over 40 portfolio companies in the United States and Europe. Prior to that, Mr. Verjee co-headed IMDI/Sonique and successfully negotiated its sale to Lycos. Sonique was one of the most popular consumer internet music applications with approximately four million unique users and status as the fifth most downloaded application on the Internet in 1999. Mr. Verjee also brings media finance expertise to GoFish from his prior role as managing director of Global Entertainment Capital, which was a pioneer in media asset securitizations with $150 million in committed capital. Mr. Verjee began his career as a strategy consultant at Bain & Company. Mr. Verjee received his bachelor of science in Engineering with honors at the University of California at Berkeley.

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

John Durham, Director

John Durham joined our board of directors on November 1, 2007. Mr. Durham is currently CEO and Managing Partner at Catalyst, which specializes in connecting emerging technology companies, publishers and brand marketers facilitating the integration of paid media, non-paid media and emerging media. Mr. Durham was previously President of Sales & Marketing for Jumpstart Automotive Media since August 2006 and on the board of directors of Jumpstart Automotive Media since 2004. From 2004 to 2006, Mr. Durham had served as the Executive Vice President, Business Strategy at Carat Fusion. Prior to that, he was a founder of Pericles Communication. Before the launch of Pericles Communication, Mr. Durham had served as Chief Operating Officer of Interep Interactive. Prior to that, he was with Winstar Interactive/Interep Interactive, which he joined in March 1998 as Vice President of Advertising Sales. Mr. Durham has been teaching advertising and marketing classes since 1992 and currently teaches advertising in the MBA program at the University of San Francisco. He also founded and is the president of the Bay Area Interactive Group, an Internet industry networking group.

Peter Guber, Director

Peter Guber joined our board of directors on November 3, 2006. Mr. Guber is a thirty-year veteran of the entertainment industry. His positions previously held include: Former Studio Chief, Columbia Pictures; Founder of Casablanca Record and Filmworks; Founder, and Former Chairman/CEO, PolyGram Filmed Entertainment; Founder and Former Co-owner, Guber-Peters Entertainment Company; and Former Chairman and CEO, Sony Pictures Entertainment. After leaving Sony in 1995, Mr. Guber formed Mandalay as a multimedia entertainment vehicle in motion pictures, television, sports entertainment and new media. Mr. Guber is a professor at the UCLA School of Theater, Film and Television and has been a member of the faculty for over 30 years. He also can be seen every Sunday morning on the American Movie Channel (AMC), as the co-host of the critically acclaimed show, Sunday Morning Shootout.

James Moloshok, Executive Chairman and Director

James Moloshok joined us as our Executive Chairman and a director on December 18, 2007. Prior to joining us, from 2005 to 2007, Mr. Moloshok was President of Digital Initiatives for HBO Network, where Mr. Moloshok was responsible for exploring new opportunities for the company, focusing on innovative content and fast-changing technology. Prior to that, from 2001 to 2005, Mr. Moloshok served in various positions with Yahoo! Inc., serving most recently as Senior Vice President, Entertainment and Content Relationships, during which he helped build partnerships with movie studios, TV networks and producers. Prior to that, Mr. Moloshok was a co-founder of Windsor Digital, an entertainment and investment company. From 1999 to 2000, Mr. Moloshok served as president of Warner Bros. Online and president and CEO of Entertaindom.com, an original entertainment destination for Time Warner. From 1989 to 1999, Mr. Moloshok served as Senior Vice President of Marketing at Warner Bros. and previously held the same position at Lorimar Telepictures, a television distribution company, which was formed when Lorimar merged with Telepictures in 1986 where he was also responsible for marketing to consumers, broadcasters and advertisers.

Riaz Valani, Director

Riaz Valani joined our board of directors on October 27, 2006. Mr. Valani is currently a General Partner at Global Asset Capital, LLC, where he has worked since 1997. He previously served as Chairman of Viventures Partners SA and President of IMDI/Sonique. Mr. Valani was a Managing Director of Global Entertainment Capital and was with Gruntal & Co. focused on private equity and asset securitizations. Mr. Valani was one of the two investment bankers that engineered the acclaimed “David Bowie Bonds” which was awarded Euromoney’s Deal of the Year in 1997. Mr. Valani also privatized Quorum Growth Capital, one of Canada’s leading publicly traded venture capital firms in a successful management led buyout. Cumulatively he has several billion dollars of transactional expertise across structured finance, real estate, and private equity. He has overseen portfolios of over fifty venture investments in technology, media, and telecom companies, and real estate investments in over twenty office and hospitality properties. He currently serves as a director of Maritz Properties, Inc., Avex Funding Corporation and is a Charter Member of TiE.

Board of Directors and Corporate Governance

Our board of directors consists of six members: Michael Downing, James Moloshok, Tabreez Verjee, John Durham, Peter Guber and Riaz Valani. There is one vacancy on the seven-member board. Our board of directors has commenced a search for a qualified candidate to fill the vacancy on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Board Committees

We have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. Based on the size of our company, our board of directors has not yet designated such committees. Unibio did not designate such committees before the reverse merger was completed. Our board of directors intends to designate one or more such committees in the future.

Our board of directors intends to appoint such persons and form such committees as may be required to meet the corporate governance requirements imposed by Sarbanes-Oxley Act of 2002. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC. Additionally, our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by our board of directors, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Ethics on our Internet website at www.gofishcorp.com under the “Code of Conduct” section of the “Investors” webpage. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics that, in each case, apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our Internet website.

Material Changes to Procedures to Nominate Directors

We did not make any material changes to the procedures by which security holders may recommend nominees to our board.

Consideration and Determination of Executive and Director Compensation

Because compensation decisions for executive officers are made by the entire board of directors, several employees, including our senior executives, participate in the determination of compensation policy. These executive officers are Michael Downing (Chief Executive Officer) and Tabreez Verjee (President). As members of our board of directors, these executive officers make recommendations and participate in the voting with respect to the compensation of executive officers.

Stockholder Communication

Stockholders desiring to send a communication to our board of directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at 706 Mission Street, 10th Floor, San Francisco, California 94103. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder-director communication.” All such letters must identify the author as a stockholder and clearly state whether the intended recipients of the letter are all members of our board of directors or certain specified individual directors. The Secretary will circulate such letters to the appropriate director or directors of GoFish.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of fiscal year 2007 and 2006 for (i) our principal executive officer, (ii) our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as an executive officer at the end of fiscal year 2007 and whose total compensation exceeded $100,000 in fiscal year 2007 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of  fiscal year 2007. Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Downing	2007	$175,000	—	—	—	—	—	—	$175,000
Chief Executive Officer	2006	$97,168	—	—	$275,000	—	—	—	$372,168

Tabreez Verjee (2)	2007	$148,264	$100,000	—	—	—	—	—	$248,264
President

Lennox L. Vernon (3)	2007	$160,000	—	—	$13,117	—	—	—	$173,117
Chief Accounting Officer and Director of Operations

Greg Schroeder (4)	2007	$144,751	—	—	—	—	—	—	$144,751
Former Chief Technology Officer	2006	$39,205	—	—	$151,250	—	—	—	$190,455

(1)
The amounts shown in this column represent the compensation costs of stock options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (f) reflect ratable amounts expensed for grants that were made in fiscal years 2007 and 2006. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(2)	Mr. Verjee was not one of our Named Executive Officers for fiscal 2006.

(3)	Mr. Vernon was not one of our Named Executive Officers for fiscal 2006.

(4)	Mr. Schroeder’s employment was terminated as of October 26, 2007.

Outstanding Equity Awards at Fiscal Year-End for Fiscal 2007

The following table sets forth the stock option and stock awards of each of our Named Executive Officers outstanding at the end of fiscal 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Michael Downing	263,889	236,111	—	$1.50	10/27/2016	236,111	$56,667	—	$—
Chief Executive Officer

Tabreez Verjee	—	—	—	$—	—	—	$—	—	$—
President

Lennox L. Vernon	24,740	37,760	—	$1.50	10/30/2016	37,760	$9,062	—	$—
Chief Accounting Officer and Director of Operations	14,583	60,417	—	$0.37	10/24/2017	60,417	$14,500

Greg Schroeder (1)	—	63,021	—	$1.50	11/25/2007	—	$—	—	$—
Former Chief Technology Officer

(1)	Mr. Schroeder’s employment was terminated as of October 26, 2007.

Director Compensation

The compensation paid by us to the non-employee directors for fiscal year 2007 is set forth in the table below:

Name	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)	Option Awards(2) ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Peter Guber	$—		$—	$—		$—	$—	$—	$—
John Durham	$—		$—	$51,067	(1)	$—	$—	$—	$51,067
James Moloshok	$9,600	(2)	$—	$177,406	(3)	$—	$—	$—	$187,006
Riaz Valani	$70,000	(4)	$—	$—		$—	$—	$—	$70,000

(1)
Represents a November 1, 2007 grant of non-qualified stock options to purchase 400,000 shares of our common stock, with an exercise price equal to $0.27 per share, in connection with Mr. Durham's appointment as a member of our Board of Directors. The options granted to Mr. Durham vest monthly at the rate of 1/36th per month over a three-year period commencing on the date of grant.

(2)	Represents payments under Mr. Moloshok’s Consulting Agreement.

(3)
Represents a December 18, 2007 grant of non-qualified stock options to purchase 1,500,000 shares of our common stock, with an exercise price equal to $0.23 per share, in connection with his appointment as Executive Chairman and as a member of our Board of Directors. 10% of the total amount of the options granted to Mr. Moloshok vests on the date of Mr. Moloshok’s appointment and the remainder of the options granted to Mr. Moloshok will vest monthly at the rate of 1/24th per month, provided that Mr. Moloshok continues to provide services to the Company under his Consulting Agreement.

(4)
Represents payments under Mr. Valani’s consulting agreement dated as of February 26, 2007. This consulting agreement was terminated during the quarter ended June 30, 2007 with such termination being given retroactive effect to April 1, 2007.

Employment Agreements with Our Named Executive Officers

Michael Downing

On October 27, 2006, we entered into an employment agreement with Michael Downing in connection with Mr. Downing’s serving as our President and Chief Executive Officer. Mr. Downing’s employment agreement provides for a term of four years, subject to annual renewal thereafter, with an annual base salary of $175,000 and a bonus subject to our achieving our target performance levels as approved by our board of directors or the compensation committee thereof. Pursuant to the employment agreement, on October 27, 2006 Mr. Downing received an option grant from our 2006 Plan, to acquire 500,000 shares of our common stock at a price of $1.50 per share, which was the fair market value of our common stock on the date of grant. One-third (1/3) of the options vest upon the first anniversary of the date of grant. An additional one-thirty sixth (1/36) of the options vest on the last day of each month thereafter. Under the agreement, Mr. Downing is subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us. Mr. Downing and his spouse and dependents are entitled to participate in our benefit plans in substantially the same manner, including but not limited to responsibility for the cost thereof, and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees and their dependents. Subject to certain notice requirements, either of Mr. Downing or we are entitled to terminate the employment agreement at any time. If we terminate the employment agreement without cause or Mr. Downing terminates the employment agreement for good reason, then Mr. Downing is entitled to receive earned but unpaid base salary, unpaid pro rata annual bonus, unused vacation days accrued, and his full base salary through his scheduled termination date, plus a severance payment in an amount equal to his then-current annual base salary, as well as continuation at our expense of Mr. Downing’s participation in the benefit programs.

On February 26, 2007, in conjunction with Mr. Downing’s resignation as president, we and Mr. Downing entered into an amendment to his employment agreement. The amendment clarified that Mr. Downing is no longer our President but continues to serve as our Chief Executive Officer. The amendment also provided that the appointment of Tabreez Verjee as our president did not constitute good reason for Mr. Downing to terminate his employment with us under his employment agreement.

Tabreez Verjee

On February 26, 2007, we entered into a four year employment agreement, subject to annual renewal thereafter, in connection with the appointment of Tabreez Verjee as our President. Pursuant to the employment agreement, Mr. Verjee has agreed to devote at least 80% of his working time to us during the term of his employment. Mr. Verjee’s annual base salary under the employment agreement is $175,000. Our board of directors or compensation committee thereof will review Mr. Verjee’s base salary annually and make a recommendation as to whether such base salary should be increased. Under the employment agreement, Mr. Verjee received a cash bonus of $100,000 as an inducement to Mr. Verjee to execute the employment agreement and in recognition of the full-time service Mr. Verjee had provided to us without compensation since approximately July 2006. Mr. Verjee is also entitled to receive a bonus at the discretion of the compensation committee (or the independent members of our board of directors, if no compensation committee exists), the aggregate of which bonus can not exceed 40% of Mr. Verjee’s base salary. The actual amount of any such bonus will be determined according to the achievement of performance-related financial and operating targets established annually for us and Mr. Verjee by the compensation committee of our board of directors (or the independent members of our board of directors, if no compensation committee exists). Mr. Verjee will be entitled to receive any such bonus on a semi-annual basis, unless the compensation committee (or the independent members of our board of directors, if no compensation committee exists) subsequently determines that Mr. Verjee is entitled to receive such bonus on an annual basis. In connection with the employment agreement, on February 26, 2007, Mr. Verjee was granted an option from our 2006 Stock Option Plan to purchase 500,000 shares of our common stock. Pursuant to the terms of our 2006 Stock Option Plan, the exercise price of the option was equal to $5.35 per share, which was the closing price of our common stock on the trading day immediately preceding the date of grant. The options were cancelled during the quarter ended June 30, 2007. Pursuant to the employment agreement, Mr. Verjee may be granted additional options to purchase shares of common stock under our 2006 Stock Option Plan as determined in the sole discretion of the compensation committee or our board of directors. The option granted to Mr. Verjee provided and any additional options granted to Mr. Verjee under the employment agreement will provide that upon termination of his employment for cause or termination of his employment without good reason, the unvested portion of the option will expire immediately and the vested portion of the option will expire within 120 days after the termination of his employment. Upon any termination of Mr. Verjee’s employment (a) in connection with a change of control of us (or following a change of control of us), (b) by us without cause, or (c) by Mr. Verjee for good reason, any unvested options shall immediately vest and shall expire one year after any such event. If we terminate Mr. Verjee’s employment without cause or Mr. Verjee terminates his employment for good reason, we must pay or provide to Mr. Verjee (a) any earned but unpaid salary, (b) Mr. Verjee’s full salary until the end of the term of the employment agreement, (c) the value of Mr. Verjee’s vacation days that would have been accrued until the end of the then current term, (d) continuous coverage of benefit plans, and (e) severance in an amount equal to one year of Mr. Verjee’s base salary. Mr. Verjee has agreed that, for a period of one year following the termination of his employment by us (or for a two year period if Mr. Verjee terminates his employment without good reason), he will not work in a capacity that would compete directly with us in the United States and he will not solicit any employees or customers of us during such period.

Lennox Vernon

On October 30, 2006, we entered into an employment agreement with Lennox Vernon pursuant to which Mr. Vernon serves as our Chief Accounting Officer and Director of Operations. Mr. Vernon’s employment agreement provides for an annual base salary of $160,000, and an annual bonus of up to 15% of the base salary, beginning in 2007. In connection with the employment agreement, on October 30, 2006, Mr. Vernon received an option grant under our 2006 Equity Incentive Plan to purchase 62,500 shares of our common stock at a price of $1.50 per share, which was the fair market value of our common stock on the date of grant. One-quarter of the options vest and become exercisable on the first anniversary of the grant. The balance of the options vests and becomes exercisable on the last day of each month thereafter over the next 36 months, subject to Mr. Vernon’s continued employment us. Under the agreement, Mr. Vernon is subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and for an additional (i) one year if we terminate the employment agreement for cause or Mr. Vernon terminates the employment agreement without good reason, or (ii) three months if Mr. Vernon terminates the employment agreement for good reason or if we terminate the employment agreement without cause. Mr. Vernon and his dependents are entitled to participate in our benefit plans at our expense. Subject to certain notice requirements, either Mr. Vernon or we are entitled to terminate the employment agreement at any time. If we terminate the employment agreement without cause or if Mr. Vernon terminates the employment agreement for good reason, then Mr. Vernon is entitled to receive his earned but unpaid base salary, unpaid pro rata annual bonus, and unused vacation days through his last day of employment plus a one time severance payment equal to three months of his then-current annual base salary.

Greg Schroeder

On October 30, 2006, we entered into an employment agreement with Greg Schroeder pursuant to which Mr. Schroeder served as our Chief Technology Officer. Mr. Schroeder’s employment agreement provided for an annual base salary of $225,000, an annual bonus of up to 20% of the base salary, beginning in 2007, and a potential one time bonus of up to 100,000 stock options in 2007. In connection with the employment agreement, on October 30, 2006, Mr. Schroeder received an option grant under our 2006 Equity Incentive Plan to purchase 275,000 shares of our common stock at an exercise price of $1.50 per share, which was the fair market value of our common stock on the date of grant. One-quarter of the options were to vest and become exercisable on the first anniversary of the date of grant. The balance of the options was to vest and become exercisable on the last day of each month thereafter over the next 36 months, subject to Mr. Schroeder’s continued employment with us. Under the agreement, Mr. Schroeder is subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us. As of July 11, 2007, the Schroeder employment agreement was amended to provide, among other things, for a substantial reduction in Mr. Schroeder’s time commitment to us and related changes in our compensation obligation to Mr. Schroeder. Pursuant to the amendment, Mr. Schroeder was obligated to provide us with an average of eight hours of work per week and was compensated at the rate of $3,200 per month. Effective as of June 30, 2007, 45,834 of his options granted under the employment agreement were deemed to have been vested and exercisable, 126,042 of his options expired and the balance of 103,124 options became exercisable at the rate of one-eighteenth per month on the last day of each month thereafter subject to Mr. Schroeder’s continued employment by us. Mr. Schroeder’s employment was terminated effective as of October 26, 2007. As a result, all of his unvested options immediately expired as of October 26, 2007, and all of his vested options, to the extent unexercised, expired one month thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2008. The table sets forth the beneficial ownership of each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock, each of our directors and executive officers, and all of our directors and executive officers as a group. The address of each director and executive officer is c/o GoFish Corporation, 706 Mission Street, 10th Floor, San Francisco, California 94103.

Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class of Shares Beneficially Owned(1)
Tabreez Verjee	5,811,129(2)	22.8%
Riaz Valani	5,214,126(3)	20.5%
Michael Downing	1,894,889(4)	7.4%
James Moloshok	431,250(5)	1.7%
Peter Guber	325,000(6)	1.3%
John Durham	77,778(7)	0.3%
Lennox L. Vernon	39,323(8)	0.2%
Executive Officers and Directors as Group (7 persons)	9,111,532	35.8%
_____________
(1)
Beneficial ownership percentages are calculated based on 25,469,739 shares of common stock issued and outstanding as of March 28, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares underlying options, warrants or other convertible securities held by that person that are currently exercisable (or convertible) or exercisable (or convertible) within 60 days of December 31, 2007. The shares issuable pursuant to the exercise of those options, warrants or other convertible securities are deemed outstanding for computing the percentage ownership of the person holding those options, warrants or other convertible securities, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote. The table above does not include any holder of the June 2007 Notes who may be deemed to beneficially own more than 5% of the outstanding shares of common stock by virtue of such holder's ownership of the June 2007 Notes, where the terms thereof contain restrictions that limit the ability of such holder from acquiring shares of our common stock to the extent that such conversion or exercise would result in such holder and its affiliates (or any person whose beneficial ownership would be aggregated with such holder) beneficially owning or having the right to vote in excess of 4.99% of the total number of issued and outstanding shares of our common stock following such exercise or conversion.

(2)
Includes (i) 1,129,166 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Verjee, (ii) 4,079,642 shares of common stock and 289,821 warrants exercisable within 60 days of March 28, 2008 held by Internet Television Distribution LLC, of which Mr. Verjee is a member and over which Mr. Verjee and Mr. Valani have shared voting and investment power over the shares owned of record by Internet Television Distribution LLC; and (iii) 312,500 shares into which a June 2007 Note is convertible within 60 days of March 28, 2008, held through an affiliate and over which Mr. Valani and Mr. Verjee have shared voting and investment power. Excludes 1,370,834 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Verjee.

(3)
Includes (i) 46,805 shares of common stock held by Mr. Valani; (ii) 464,888 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Valani; (iii) 20,470 warrants exercisable within 60 days of March 28, 2008 held by Mr. Valani; (iv) 4,079,642 shares of common stock and 289,821 warrants exercisable within 60 days of March 28, 2008 held by Internet Television Distribution LLC, of which Mr. Valani is a member and over which Mr. Valani and Mr. Verjee have shared voting and investment power over the shares owned of record by Internet Television Distribution LLC; and (v) 312,500 shares into which a June 2007 Note is convertible within 60 days of March 28, 2008, held through an affiliate and over which Mr. Valani and Mr. Verjee have shared voting and investment power. Excludes 528,333 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Valani.

(4)
Includes 263,889 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Downing. Excludes 236,111 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Downing.

(5)
Includes 431,250 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Moloshok. Excludes 1,068,750 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Moloshok.

(6)
Includes 250,000 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Guber. Excludes 250,000 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Guber.

(7)
Includes 77,778 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Durham. Excludes 322,222 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Durham.

(8)
Includes 39,323 shares underlying stock options exercisable within 60 days of March 28, 2008 held by Mr. Vernon. Excludes 98,117 shares underlying stock options not exercisable within 60 days of March 28, 2008 held by Mr. Vernon.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Tabreez Verjee

In connection with Mr. Verjee’s continued service as our President and a member of our board of directors, on February 5, 2008, our board of directors granted to Mr. Verjee non-qualified stock options under the 2007 Plan to purchase 2,500,000 shares of common stock, with an exercise price of $0.31 per share, which was the closing price per share of our common stock on the OTC Bulletin Board on the date of grant. 33% of the total amount of such options granted to Mr. Verjee vests on the date of the grant and the remainder of the options granted to Mr. Verjee will vest monthly at the rate of 1/24th per month, provided that Mr. Verjee continues to provide services to us.

Transactions with Riaz Valani

Effective February 26, 2007, we entered into a one year consulting agreement with Riaz Valani under which Mr. Valani provided us with consulting services in the areas of business and corporate development. The consulting agreement was terminated during the quarter ended June 30, 2007 with such termination being given retroactive effect to April 1, 2007. Under the consulting agreement, Mr. Valani devoted approximately 30% of his working time to providing us with these services. Pursuant to the consulting agreement, we paid Mr. Valani $10,000 per month. On February 26, 2007, we issued to Mr. Valani 250,000 non-qualified stock options under our 2006 Plan, exercisable at a price of $5.35 per share, which was the fair market value of our common stock on the date of grant. The options were cancelled and Mr. Valani ceased providing consulting services under this consulting agreement for us effective June 30, 2007. In connection with the consulting agreement, we also paid Mr. Valani a cash payment of $60,000 in recognition of his seven months of consulting work completed prior to the consulting agreement without compensation, and as an incentive for Mr. Valani to formalize his existing consulting relationship with us.

Effective as of February 1, 2008, we entered into another one-year consulting agreement with Mr. Valani under which Mr. Valani is to provide us with business and corporate development consulting services and devote an average of 20% of his working time to provide such services. Pursuant to the terms of the consulting agreement, on February 5, 2008, our board of directors granted to Mr. Valani, non-qualified stock options under the 2007 Plan to purchase 440,000 shares of common stock, with an exercise price of $0.31 per share, which was the closing price per share of our common stock on the OTC Bulletin Board on the date of grant. 33% of the total amount of such options granted to Mr. Valani vests on the date of the grant and the remainder of the options granted to Mr. Valani will vest monthly at the rate of 1/24th per month, provided that Mr. Valani continues to provide services to us. In addition, the consulting agreement provides for us to pay to Mr. Valani a fee consisting of cash compensation of $8,000 per month, the payment of which is deferred until (i) our board of directors elects to pay the cash compensation in its discretion, (ii) the occurrence of a change in control, (iii) two years after the effective date of the consulting agreement or (iv) the date when Mr. Valani ceases to provide services to us and is no longer a member of our board of directors.

In connection with Mr. Valani’s continued service as a member of our board of directors, on February 5, 2008, our board of directors granted to Mr. Valani, additional non-qualified stock options under the 2007 Plan to purchase 400,000 shares of common stock, with an exercise price of $0.31 per share, which was the closing price per share of our common stock on the OTC Bulletin Board on the date of grant. 33% of the total amount of such options granted to Mr. Valani vests on the date of the grant and the remainder of the options granted to Mr. Valani will vest monthly at the rate of 1/24th per month, provided that Mr. Valani continues to serve as a member of our board of directors.

Transactions with Lennox Vernon

On October 24, 2007, our board of directors granted options under the 2007 Plan to Lennox Vernon. The grant to Mr. Vernon consists of options to purchase 75,000 shares of common stock, with an exercise price of $0.37 per share, which was the closing price per share of our common stock on the OTC Bulletin Board on the date of grant. One-thirty-sixth (1/36) of such options granted to Mr. Vernon vest at the end of each calendar month following the date of grant, such that the options will be 100% vested after three years from the date of grant.

Transactions with John Durham

In connection with the November 1, 2007 appointment of John Durham to our board of directors, we granted to Mr. Durham, options to purchase 400,000 shares of common stock at a price of $0.27 per share. One-twelfth (1/12) of the options vest on each quarterly anniversary of the date of grant. The options granted to Mr. Durham vest monthly at the rate of one-thirty-sixth (1/36) per month over a three-year period commencing on the date of grant.

Transactions with James Moloshok

In connection with Mr. Moloshok’s appointment to serve as our Executive Chairman and a member of our board of directors, on December 18, 2007, we entered into a consulting agreement with Mr. Moloshok. Under the terms of the consulting agreement, Mr. Moloshok is required to devote an average of 20 hours per week to his work for us for a term of two years, unless earlier terminated in accordance with the terms of the consulting agreement. In connection with Mr. Moloshok’s appointment, on December 18, 2007, we granted options under the 2007 Plan to Mr. Moloshok. The grant to Mr. Moloshok consists of non-qualified stock options to purchase 1,500,000 shares of our common stock, with an exercise price equal to the closing price per share of our common stock on the OTC Bulletin Board on December 18, 2007, which was $0.23 per share. 10% of the total amount of such options granted to Mr. Moloshok vests on the date of Mr. Moloshok’s appointment, and the remainder of the options granted to Mr. Moloshok will vest monthly, at the rate of 1/24th per month, provided that Mr. Moloshok continues to provide services us under the consulting agreement. In addition, the consulting agreement provides for payment for services to Mr. Moloshok as follows: (i) for the first six months of the term, we are required to pay Mr. Moloshok at a monthly rate of $15,000, and Mr. Moloshok shall accrue additional compensation at a monthly rate of $5,000 that is payable at the earlier of the closing of a change of control or the end of such six-month period and (ii) after the first six months of the term, we are required to pay Mr. Moloshok at a monthly rate of $20,000. Under the consulting agreement, Mr. Moloshok will also be eligible to (i) receive incentive compensation of $100,000 per year, contingent upon attainment of performance targets to be agreed to with our board of directors and (ii) participate in an incentive compensation plan to be established by our board of directors under which Mr. Moloshok will be eligible to receive up to 150,000 fully vested shares of restricted stock per year, contingent upon attainment of performance targets to be agreed to with our board of directors. In the event Mr. Moloshok’s engagement is terminated by us other than for cause, death or disability, the consulting agreement provides for a severance payment of $120,000 and an additional six months of vesting on any options, restricted stock or RSUs awarded to Mr. Moloshok.

DIRECTOR INDEPENDENCE

We believe that Mr. Guber and Mr. Durham are “independent” directors as that term is defined by SEC rules. We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 13. EXHIBITS.

The exhibits filed as part of this Annual Report on Form 10-KSB are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP, our independent registered public accounting firm, for services during each of fiscal year 2007 and 2006. In determining the independence of Rowbotham & Company LLP, our board of directors acting as the audit committee considered whether the provision of any non-audit services is compatible with maintaining Rowbotham & Company LLP’s independence.

	2007	2006
Audit Fees(1)	$326,323(1)	$246,956(2)
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$326,323	$246,956

(1)
The total audit fees and reimbursement of expenses billed by Rowbotham & Company LLP for fiscal year 2007 were $326,323 for the audits performed during such fiscal year, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
The total audit fees and reimbursement of expenses billed by Rowbotham & Company LLP for fiscal year 2006 were $246,956 for the audits performed during such fiscal year, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOFISH CORPORATION

By:	/s/ Tabreez Verjee
Tabreez Verjee
President

Date: March 31, 2008

POWER OF ATTORNEY

Each of the undersigned officers and directors of GoFish Corporation, a Nevada corporation, does hereby make, constitute and appoint Tabreez Verjee the undersigned’s true and lawful attorney-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB for the year ended December 31, 2007, any and all amendments and exhibits to such Annual Report on Form 10-KSB and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to such Annual Report on Form 10-KSB or any amendments thereto, granting unto said attorneys-in-fact, and either of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Downing	Chief Executive Officer and Director	March 31, 2008
Michael Downing	(Principal Executive Officer)

/s/ Tabreez Verjee	President and Director	March 31, 2008
Tabreez Verjee

/s/ Lennox L. Vernon	Chief Accounting Officer and Director of Operations	March 31, 2008
Lennox L. Vernon	(Principal Financial and Accounting Officer)

/s/ John Durham	Director	March 31, 2008
John Durham

/s/ Peter Guber	Director	March 31, 2008
Peter Guber

/s/ James Moloshok	Executive Chairman and Director	March 31, 2008
James Moloshok

/s/ Riaz Valani	Director	March 31, 2008
Riaz Valani

S-1

S-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GoFish Corporation

We have audited the accompanying consolidated balance sheet of GoFish Corporation (a development stage company) (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rowbotham & Company LLP

San Francisco, California
March 28, 2008

GOFISH CORPORATION

Consolidated Balance Sheet

December 31,
2007
Assets

Current assets:
Cash	$1,108,834
Trade accounts receivable	1,604,209
Prepaid expenses	503,792

Total current assets	3,216,835

Property and equipment, net	457,317

Convertible note fees, net amortization of $273,714	1,189,486

Deposits	117,979

Total assets	$4,981,617

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,398,262
Accrued liabilities	714,693

Total current liabilities	2,112,955

Convertible notes, net discount of $4,039,718	6,260,282

Commitments and contingencies	—

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at December 31, 2007	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 25,169,739 shares issued and outstanding at December 31, 2007	25,171
Notes receivable from stockholders	(18,910)
Additional paid-in capital	20,727,408
Accumulated deficit	(24,125,289)

Total stockholders’ equity (deficit)	(3,391,620)

Total liabilities and stockholders’ equity (deficit)	$4,981,617

The accompanying notes are an integral part of these consolidated financial statements.

GOFISH CORPORATION

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Revenues	$2,081,182	$25,779

Cost of revenues and expenses:
Cost of revenue	2,437,047	280,870
Sales and marketing	6,174,158	1,843,935
Product development	2,261,481	1,502,910
General and administrative	5,186,981	1,544,283
Acquisition costs	1,270,348	—

Total costs of revenues and expenses	17,330,015	5,171,998

Operating loss	(15,248,833)	(5,146,219)

Other income (expense):
Interest income	147,007	—
Miscellaneous income	536	16,149
Interest expense	(1,276,568)	(181,826)

Total other income (expense)	(1,129,025)	(165,677)

Net loss before provision for income taxes	(16,377,858)	(5,311,896)

Provision for income taxes	—	—

Net loss	$(16,377,858)	$(5,311,896)

Net loss per share - basic and diluted	$(0.74)	$(0.87)

Shares used to compute net loss per share - basic and diluted	22,123,237	6,137,224

The accompanying notes are an integral part of these consolidated financial statements.

GOFISH CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Notes Receivable From	Additional Paid-in	Deferred Stock- Based	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Total

Balance at January 1, 2006	3,905,000	$3,905	3,339,887	$3,340	$(44,576)	$855,008	$(46,664)	$(2,435,535)	$(1,664,522)

Reclassification of deferred stok-based compensation	—	—	—	—	—	(46,664)	46,664	—	—
Issuance of Common Stock in April in exchange for notes receivable	—	—	13,029	13	(750)	737	—	—	—

Repurchase of Common Stock in April and cancellation of notes receivable	—	—	(148,207)	(148)	8,531	(8,383)	—	—	—

Repurchase of Common Stock in May and cancellation of notes receivable	—	—	(751,078)	(751)	10,498	(9,747)	—	—	—

Repurchase of Common Stock in August and cancellation of notes receivable	—	—	(130,292)	(130)	7,500	(7,370)	—	—	—

Repurchase of Common Stock in September and cancellation of notes receivable	—	—	(52,117)	(52)	150	(98)	—	—	—

Issuance of Common Stock in September in exchange for a notes receivable	—	—	4,560	5	(263)	258	—	—	—

Issuance of GoFish Corporation Common Stock in October to GoFish Technologies, Inc’c Preferred Stockholders	(3,905,000)	(3,905)	1,356,773	1,356	—	2,549	—	—	—

Issuance of GoFish Corporation Common Stock in October to ITD	—	—	3,500,000	3,500	—	(3,500)	—	—	—

GoFish Corporation shares outstanding	—	—	16,666,674	16,667	—	(16,667)	—	—	—

Shares cancelled in October in accordance with Split-Off Agreement	—	—	(9,166,666)	(9,167)	—	9,167	—	—	—

Issuance of GoFish Corporation Common Stock in October as a result of the private placement	—	—	8,166,667	8,167	—	10,979,534	—	—	10,987,701

Issuance of GoFish Corporation Common Stock in October to consultants	—	—	300,000	300	—	(300)	—	—	—

Non-employees stock-based compensation charge	—	—	—	—	—	268,098	—	—	268,098

Stock-based compensation charge	—	—	—	—	—	265,676	—	—	265,676

Net loss	—	—	—	—	—	—	—	(5,311,896)	(5,311,896)

Balances at December 31, 2006	—	$—	23,099,230	$23,100	$(18,910)	$12,288,298	$—	$(7,747,431)	$4,545,057

The accompanying notes are an integral part of these consolidated financial statements.

GOFISH CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Notes Receivable From	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Deficit	Total

Balances at January 1, 2007	—	$—	23,099,230	$23,100	$(18,910)	$12,288,298	$(7,747,431)	$4,545,057

Issuance of Common Stock in January for cash upon exercise of warrants	—	—	1,000,000	1,000	—	1,749,000	—	1,750,000

Issuance of Common Stock in January for cash upon exercise of options	—	—	25,879	25	—	1,475	—	1,500

Issuance of Common Stock in April for cash upon exercise of options	—	—	5,167	6	—	7,772	—	7,778

Issuance of warrants in June	—	—	—	—	—	5,298,493	—	5,298,493

Nonemployee stock-based compensation charge	—	—	—	—	—	227,883	—	227,883

Stock-based compensation charge	—	—	—	—	—	944,623	—	944,623

Issuance of Common Stock in November for cash upon exercise of options	—	—	39,463	40	—	2,248	—	2,288

Issuance of Common Stock in December for license, distribution and marketing agreement	—	—	1,000,000	1,000	—	199,000	—	200,000

Discount on investor warrant	—	—			—	8,616	—	8,616

Net loss	—	—	--	—	—	—	(16,377,858)	(16,377,858)

Balances at December 31, 2007	—	$—	25,169,739	$25,171	$(18,910)	$20,727,408	$(24,125,289)	$(3,391,620)

The accompanying notes are an integral part of these consolidated financial statements.

GOFISH CORPORATION

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2007	2006

Cash flow from operating activities:
Net loss	$(16,377,858)	$(5,311,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	224,784	48,607
Amortization of convertible note fees	273,714	—
Stock-based compensation	1,172,506	533,774
Non cash interest expense	884,484	137,353
Write-off of acquisition advances	420,338	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,599,057)	11,472
Prepaid expenses	(158,917)	(144,875)
Deferred direct acquisition costs	66,040	(66,040)
Other assets	—	340
Accounts payable	902,180	164,559
Accrued liabilities	641,752	7,963

Net cash used in operating activities	(13,550,034)	(4,618,743)

Cash flow from investing activities:
Acquisition advances	(1,020,338)	—
Payment of acquisition advances	600,000	—
Funds held as restricted cash	1,728,728	(1,728,728)
Funds held as deposits	(107,979)	—
Advances to founder and stockholder	17,216	—
Purchase of property and equipment	(524,781)	(140,866)

Net cash provided by (used in) investing activities	692,846	(1,869,594)

Cash flow from financing activities:
Proceeds from issuance of common stock, net of issuance cost	1,761,566	8,822,698
Due to stockholder	—	384,793
Repayment of due to stockholder	(384,793)	—
Proceeds from issuance of notes payable	200,000	100,000
Repayment of notes payable	(200,000)	(100,000)
Proceeds from issuance of secured bridge notes	—	800,000
Proceeds from issuance of convertible promissory notes	—	826,650
Repayment of convertible promissory notes	—	(1,020,000)
Proceeds from issuance of convertible notes and related warrants, net of fees of $1,080,293	9,219,707	—

Net cash provided by financing activities	10,596,480	9,814,141

Net increase (decrease) in cash and cash equivalents	(2,260,708)	3,325,804

Cash at beginning of the period	3,369,542	43,738

Cash at the end of the period	$1,108,834	$3,369,542

The accompanying notes are an integral part of these consolidated financial statements.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

1.	The Company

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

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

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

GOFISH CORPORATION

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

GoFish Corporation and subsidiaries (the “Company”) operates an online youth media and entertainment network (the "GoFish Network"). The Company specializes in creating, aggregating, distributing, and monetizing premium youth content on a network of quality youth sites. The Company has been able to generate revenue by selling advertising on the websites in the GoFish Network. The GoFish network is comprised of owed and operated websites as well as third-party websites.

Management's Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that revenue will increase in fiscal 2008 as a result of its planned continued expansion of the GoFish Network’s reach, scale and scope. The Company also expects to incur additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses. In addition, the Company also anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects operating losses and negative cash flows to continue for the foreseeable future but anticipates that losses will decrease from current levels as the Company continues to grow and develop The Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds. However, there can be no assurance that in the event the Company requires additional financing, such financing will be available or terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Development Stage Company - From May 13, 2003 (inception) to December 31, 2006, the Company was a development stage company. In 2007, the principal operations of the Company commenced and significant revenues have been generated and the Company is no longer considered to be a development stage company.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

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

The Company places its cash in banks. Cash in excess of federally-insured limits totaled $1,008,834 at December 31, 2007.

Accounts Receivable - The Company generally requires no collateral from its customers. An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has recorded an allowance against its receivables of $17,216 at December 31, 2007.

Accounts Receivable Concentrations - The Company’s accounts receivable is mainly generated by Starcom IP, RET, Universal McCann, RC2 Corporation and Moxie Interactive, which represent 27%, 21%, 9%, 9% and 8% , respectively, for the year ended December 31, 2007. Accounts receivable concentrations were immaterial to the consolidated financial statements for the year ended December 31, 2006.

Revenue Concentrations - The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Company’s Network of websites. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. The Company received revenue from the following agencies and their respective advertisers: Starcom IP, RET, Universal McCann, RC2 Corporation and Touch Point Integrated which provided 24%, 20%, 7%, 7% and 7% of the Company’s revenues for the year ended December 31, 2007. Revenue concentrations were immaterial to the consolidated financial statements for the year ended December 31, 2006.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance costs that do not improve or extend the lives of the respective assets are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the useful lives of the assets, generally three years. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

Impairment of Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company typically makes various assumptions about the future prospects the asset relates to, considers market factors and uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset's carrying value over its fair value. There have been no such impairments of long-lived assets through December 31, 2007

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such loss carryforwards and deferred tax assets will not be realized.

Revenue Recognition - Revenues are derived from advertising programs. The Company’s advertising programs offer advertisers the ability to place graphical or text-based ads on its Network or video ads within its video programming. Revenues are recognized at the time the ads appear.

Expense Recognition - Expenses are charged to expense as incurred.

Advertising and Promotion Costs - Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $1,731,170 and $243,048 for the years ended December 31, 2007 and 2006, respectively.

Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123 (R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation for grants that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost previously estimated in the Company’s SFAS 123 pro forma disclosures.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the volatility of the Company’s common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on the Company’s common stock and the Company’s historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change, the Company may decide to use different assumptions under the Black-Scholes option model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

Included in cost of revenues and expenses is $1,172,506 and $533,774 of stock-based compensation for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, this amount includes $86,216 of stock-based compensation related to non-employees and $944,623 related to employees and $141,667 related to warrants. At December 31, 2006, this amount includes $198,865 of stock-based compensation related non-employees, $265,676 related to employees and $69,233 related to the warrants.

The following table presents share-based compensation expense included in the Consolidated Statement of Operation related to employee and non-employee stock options and restricted shares as follows:

	December 31,	December 31,
	2007	2006

Cost of revenue	$—	$—
Sales and marketing	461,526	58,369
Product development	213,053	153,059
General and administrative	497,927	322,346
Total share-based compensation	$1,172,506	$533,774

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions at December 31:

	December 31,	December 31,
	2007	2006

Risk free interest rate	4.08%	4.63%

Expected lives	5.95 Years	6.13 Years

Expected volatility	68.33%	65.23%

Dividend yields	0%	0%

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the twelve months ended December 31, 2007 and 2006.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

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

The following outstanding stock options, warrants, and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Options issuable upon exercise of stock options	335,725	485,251
Shares issuable upon exercise of warrants	—	2,393,427
Shares issuable upon conversion of Series A preferred stock	—	3,416,875

Total	335,725	6,295,553

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

Recent Accounting Pronouncements - In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not believe the adoption of SFAS 156 will have a significant effect on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 requires that the Company recognizes in the Company’s financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 as of January 1, 2007, with the cumulative effect of the change in accounting principle to have been recorded as an adjustment to opening retained earnings if there had been any (there were none). At the adoption date and as of December 31, 2007, the Company did not have any unrecognized tax benefits and no adjustments to liabilities or operations were required.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 157 will have a significant effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” “SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a significant effect on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This staff position amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. This statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In September 2006, the SEC released SAB 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial statements” (SAB 108). SAB 108 addresses the process of quantifying financial statement misstatements, such as addressing both the carryover and reversing effect of prior year misstatements on the current year financial statements. SAB 108 became effective for our fiscal year ended December 31, 2006. The adoption of this statement had no impact on our financial position or results of operations.

In December, 2007 the FASB issued Statement 141R, “Business Combinations” (SFAS 141R). SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for Alpha Irmotech will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisition, if any, on our consolidated financial statements.

In February 2008, the FASB Staff Position No. 140-3 Accounting for Transfer of Financial Assets and Repurchase Transactions (FSP 140-3). This position provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This statement will become effective for the Company as of January 1, 2009, and is not expected to resulting additional disclosures nor expected to have a material effect on the Company’s results of operations or financial condition.

3.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2007:

December 31,
2007

Computer equipment and software	$614,009
Leasehold improvements	145,794
Furniture and fixtures	7,737

Total property and equipment	767,540

Less accumulated depreciation and amortization	(310,223)

Property and equipment, net	$457,317

Depreciation and amortization expense totaled $224,784 and $48,607 for the years ended December 31, 2007 and 2006, respectively.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

4.	Accrued Liabilities

Accrued liabilities consists of the following at December 31, 2007:

December 31,
2007

Accrued vendor obligations	$236,833
Accrued compensation	182,253
Accrued travel and entertainment	106,904
Accrued legal expenses	91,878
Accrued city and county taxes	53,182
Accrued interest expenses	39,483
Other	4,160

Total accrued liabilities	$714,693

5.	Convertible Notes

In June 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which they sold the June 2007 Notes in the aggregate principal amount of $10,300,000 and the June 2007 warrants to purchase an aggregate of 3,862,500 shares of common stock in a private placement transaction.

The June 2007 Notes bear interest at a rate of 6% per annum, payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The June 2007 Notes mature three years from the date of issuance and are convertible, commencing six months after the date of issuance, into shares of the Company’s common stock at a conversion price of $1.60 per share, subject to full-ratchet anti-dilution protection. The Company has the right to force conversion of a specified amount of the June 2007 Notes at the then-applicable conversion price, provided that their common stock trades at or above $2.06 per share for the preceding 20 consecutive trading days and certain other conditions are satisfied. Subject to certain conditions, the Company also has the right to prepay the June 2007 Notes at par plus accrued interest and plus certain other amounts. The Investors have the right to require the Company to purchase all or some of the June 2007 Notes in cash, plus a redemption premium to provide a total return on the June 2007 Notes of 10% per annum, upon the occurrence of certain change of control events prior to maturity. The Investors also have the right to put the June 2007 Notes for a 30-day period following two years from the date of issuance.

The Purchase Agreement governing the June 2007 Notes contains various negative covenants that provide that, unless the holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding consent, the Company may not, among other things:

•	incur indebtedness (other than permitted indebtedness, including junior debt in connection with certain strategic transactions);

•	create liens on the Company’s properties (other than permitted liens);

•	amend the Company’s Articles of Incorporation so as to adversely affect the rights or privileges granted under the June 2007 Notes;

•	make certain restricted payments (including cash dividends); and

•
issue equity securities with registration rights (subject to certain exceptions, including issuances of equity securities with registration rights in connection with certain strategic transactions) for a specified period after the effective date of the initial registration statement required to be filed by us under the Registration Rights Agreement.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

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

Upon the occurrence of any event of default under the June 2007 Notes, the Investors have the right to require the Company to purchase all or any part of the outstanding principal amount of the June 2007 Notes at a purchase price in cash equal to the greater of: (i) 102% of such outstanding principal amount, plus all accrued and unpaid interest, any unpaid liquidated damages and other amounts then owing to the Investors or (ii) an event equity value of the underlying shares of the Company’s common stock that would be issuable upon conversion of such principal amount, plus payment in shares of the Company’s common stock of all such accrued but unpaid interest thereon, plus an amount payable in cash of any liquidated damages and other amounts payable to the Investors.

The June 2007 Warrants issued to the investors in the June 2007 Private Placement are exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $884,484 for the year ended December 31, 2007.

As part of the June 2007 Private Placement, the Company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000, and associated expenses of $367,909 for a total of $1,088,909. In addition, the Company issued 193,125 warrants to purchase an aggregate of 193,125 shares Common Stock. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.60 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrants to be $235,722. The Company issued 115,875 warrants to purchase an aggregate of 115,875 shares of Common Stock. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $138,569. The total convertible note fees were $1,463,200. These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $273,214 for the year ended December 31, 2007.

Interest expense totaled $1,276,568 for the year ended December 31, 2007.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

6.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases with expiration dates through 2011. The future minimum rental payments under these leases at December 31, 2007, are as follows:

Future Minimum
Year	Lease Payments

2008	$332,057
2009	200,414
2010	122,770
2011	106,666

$761,907

In April 2007 the Company entered into a new lease agreement for its executive offices in San Francisco, California.

In October 2007, the Company entered into a new lease agreement for its East Coast Sales Office in New York, New York.

Rent expense totaled $244,452 and $79,921 for the years ended December 31, 2007 and 2006, respectively.

7.	Stockholders' Equity

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

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

On October 24, 2007, the Company’s board of directors approved the Non-Qualified Stock Option Plan (the “2007 Plan”). The purposes of the 2007 Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The 2007 Plan initially provided for a maximum aggregate of 3,600,000 shares of the Company’s common stock that may be issued upon the exercise of options granted pursuant to the 2007 Plan. On November 1, 2007, the Company’s board of directors adopted an amendment to the 2007 Plan to increase the total number of shares of the Company’s common stock that may be issued pursuant to the 2007 Plan from 3,600,000 shares to 4,000,000 shares. On December 18, 2007, the Company’s board of directors adopted a further amendment to the 2007 Plan to increase the total number of shares of the Company’s common stock that may be issued pursuant to the 2007 Plan from 4,000,000 shares to 5,500,000 shares.

The Company’s board of directors (or any committee composed of members of the Company’s board of directors appointed by it to administer the 2007 Plan), has the authority to administer and interpret the 2007 Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the 2007 Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the 2007 Plan.

The 2007 Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The exercise price for an Option shall be determined by the administrator. The term of each option under the 2007 Plan shall be no more than ten years from the date of grant.

The 2007 Plan became effective upon its adoption by the Company’s board of directors, and will continue in effect for a term of ten years, unless sooner terminated. The Company’s board of directors may at any time amend, suspend or terminate the 2007 Plan.

The 2007 Plan also contains provisions governing: (i) the treatment of options under the 2007 Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of the Company, or complete liquidation or dissolution of the Company) and changes in control of the Company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

A summary of stock option transactions is as follows:

	Options Outstanding
	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balances at January 1, 2006	1,386,508	613,492	$0.06
Additional shares reserved - 2004 Plan	2,588,281	—	—
Options exercised - 2004 Plan	—	(33,640)	0.06
Options canceled - 2004 Plan	47,441	(47,441)	0.06
Options granted - 2004 Plan	(254,454)	254,454	0.17
Decrease in shares reserved - 2004 Plan	(3,767,776)	—	—
Shares originally reserved - 2006 Plan	2,000,000	—	—
Additional shares reserved - 2006 Plan	2,000,000	—	—
Options granted - 2006 Plan	(2,824,000)	2,824,000	1.74

Balances at December 31, 2006	1,176,000	3,610,865	1.38
Additional shares reserved	5,500,000	—
Options granted	(6,476,400)	6,476,400	1.40
Option exercised	—	(70,511)	0.17
Options cancelled	2,821,984	(2,821,984)	2.68

Balances at December 31, 2007	3,021,584	7,194,770	$0.91

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

The following table summarizes information concerning outstanding options as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Number	Average			Number	Average
	Outstanding	Remaining	Weighted		Exercisable	Remaining	Weighted
	as of	Contractual	Average	Aggregate	as of	Contractual	Average	Aggregate
Exercise	December 31,	Life	Exercise	Intrinsic	December 31,	Life	Exercise	Intrinsic
Price	2007	(in Years)	Price	Value	2007	(in Years)	Price	Value

$0.06	364,300	5.43	$0.06		351,901	5.43	$0.06
$0.23	1,500,000	8.96	$0.23		150,000	8.96	$0.23
$0.27	400,000	8.83	$0.27		22,222	8.83	$0.27
$0.37	2,442,859	8.76	$0.37		491,669	8.76	$0.37
$1.50	1,986,111	8.20	$1.50		771,703	8.20	$1.50
$3.08	56,500	7.96	$3.08		26,500	7.96	$3.08
$3.65	145,000	7.87	$3.65		53,854	7.87	$3.65
$3.78	15,000	8.38	$3.78		—		$3.78
$3.80	115,000	8.30	$3.80		—		$3.80
$5.79	170,000	8.08	$5.79		—		$5.79

	7,194,770	8.43		$80,574	1,867,849	7.88		64,842

The weighted-average grant date fair value of the options granted during the years ended December 31, 2007 and 2006 were $0.81 and $1.05, respectively.

At December 31, 2007, there was $1,947,794 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over the weighted average period of 3.15 years.

During 2007, the Company accelerated vesting for certain employees who terminated their employment. As a result, of these modifications the Company recognized additional compensation expense of $153,900 for the year ended December 31, 2007.

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the years ended December, 2007 and 2006.

Stock-based compensation expense related to stock options granted to non-employees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates. The Company recorded stock-based compensation expense related to non-employees of $86,216 and $198,865 for the years ended December 31, 2007 and 2006, respectively.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

A summary of outstanding Common Stock Warrants as of December 31, 2007 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	80,510	$0.60	October 2008
Common Stock	3,909,375	$1.75	June 2013
Common Stock	193,125	$1.60	June 2013
Common Stock	3,133,347	$1.75	October 2011
Common Stock	115,875	$1.75	June 2013
Common Stock	166,667	$3.00	January 2012

Total	7,598,899

In October 2004, the Company issued fully vested warrants exercisable into 233,328 shares of Common Stock, 80,503 shares after the Mergers, to individuals on its advisory board. The warrants are immediately exercisable into shares of Common Stock at a per share price of $0.21, $0.61 after the Mergers, and expire two years from the date of issuance if unexercised. In 2004, the Company determined the fair market value of the warrants to be approximately zero using the following assumptions: fair market value of the Common Stock of $0.20, risk free interest rate of 4.17%, no dividend yield, expected volatility of 0%, and an expected life of two years. The warrants were scheduled to expire in October 2006. However, in October 2006, the Company extended the expiration date to October 2008. In 2006, the Company determined the fair market value of the warrants to be approximately $69,233 using the following assumptions: fair market value of Common Stock of $1.35, risk free interest rate of 4.75%, no dividend yield, expected volatility of 62%, and an expected life of two years. The $69,233 was expensed in the year ended December 31, 2006.

In October 2006, in accordance with the Mergers, the Company assumed warrants exercisable into 4,133,333 shares of Common Stock. The warrants are immediately exercisable into shares of Common Stock at a per share price of $1.75 and expire five years from the date of issuance if unexercised and are callable by the Company under certain circumstances. 2,000,000 of the Investor Warrants were exercised for the purchase of 1,000,000 shares of the Company’s Common Stock in January 2007.

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

In June 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which they sold the June 2007 Notes in the aggregate principal amount of $10,300,000 and the June 2007 warrants to purchase an aggregate of 3,862,500 shares of Common Stock in a private placement transaction at a per share price of $1.75 and expires six years from the date of issuance. In addition, the Company issued to the placement agents for the June 2007 Private Placement, warrants to purchase an aggregate of 309,000 shares of the Company’s Common Stock, 193,125 of which have an exercise price of $1.60 per share and 115,875 of which have an exercise price of $1.75 per share. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.60 per share.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

In November 2007, the Company issued to an accredited investor warrants to purchase 46,875 shares of the Company’s Common Stock at a per share price of $1.75 which expires in June 2013.

9.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006

Currently payable (refundable):
Federal	$—	$—
State	—	—

Total current	—	—

Deferred:
Federal	—	—
State	—	—

Total deferred	—	—

Provision for income taxes	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate (34%) to the net loss before provision for income taxes for the years ended December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
	2007	2006

Provision for income taxes at federal statutory rate	$(5,642,436)	$(1,806,045)
Federal research tax credits	146,576	(75,000)
Expenses not deductible	259,337	211,371
Provision to return reconciliation	(33,014)	—
Change in federal valuation allowance	5,269,537	1,669,674

Provision for income taxes	$—	$—

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

As of December 31, 2007, the Company had approximately $21,427,000 of federal and state operating loss carryforwards potentially available to offset future taxable income. These net operating loss carryforwards are expected to expire as follows:

Year	Federal	State

2013	$—	$21,000
2014	—	357,000
2015	—	1,804,000
2016	—	4,918,000
2017	—	14,327,000
2023	21,000	—
2024	366,000	—
2025	1,793,000	—
2026	4,920,000	—
2027	14,327,000	—
	$21,427,000	$21,427,000

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes (as defined in the Act) that could limit the Company’s ability to utilize these carryforwards. Prior equity financings may significantly limit the Company’s ability to utilize the net operating loss carryforwards.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

The components of the deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Net operating losses	$8,508,905	$2,975,272
Depreciation and amortization	34,488	(1,719)
Stock-based compensation	176,900	—
Debt discount	352,290	—
Reserves and accruals	52,561	16,550
Research credits	—	250,258

Total deferred tax assets	9,125,144	3,240,361

Valuation allowance	(9,125,144)	(3,240,361)

Net deferred tax assets	$—	$—

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

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

10.	Related Party Transactions

The following is the activity between the Company and a founder and stockholder related to amounts due from this individual:

December 31,
2007

Beginning balance	$17,216
Amounts advanced	660
Allowance for doubtful account	(17,876)

Due from founder and stockholder	$—

The following is the activity between the Company and stockholders related to non-interest bearing notes receivable:

December 31,
2007

Beginning balance	$18,910

Notes receivable from stockholders	$18,910

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

The following is the activity between the Company and a stockholder related to amounts due to this individual:

December 31,
2007

Beginning balance	$384,793
Amounts repaid by the Company	(384,793)

Due to stockholder	$—

11.	Cash Flow Information

Cash paid during the years ended December 31, 2007and 2006 is as follows:

	December 31,	December 31,
	2007	2006

Interest	$309,000	$78,708

Income taxes	$—	—

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
	2007	2006

Repayment of Convertible Promissory Notes with Units	$—	$1,227,650

Repayment of accrued interest on Convertible Promissory Notes with Units	$—	$67,890

Repayment of Bridge Notes with Units	$—	$800,000

Repayment of accrued interest on Bridge Notes with Units	$—	$69,463

Conversion of Series A preferred stock into common stock	$—	$3,905

Reclassification of deferred stock-based compensation	$—	$46,664

Issuance of notes receivable for common stock	$—	$1,013

Cancellation of notes receivable for common stock	$—	$26,679

Issuance of warrants with convertible notes	$4,924,202	$—

Issuance of warrants to placement agents	$374,291	$—

Issuance of common stock for license agreement	$200,000	$—

Issuance of warrants to investors	$8,616	$—

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

12.	Acquisitions

In February 2007, the Company announced that it had entered into a merger agreement, pursuant to which Bolt, Inc., a/k/a Bolt Media, Inc., a Delaware corporation (“Bolt”), pursuant to which Bolt would merge with and in to a wholly-owned subsidiary of the Company. In August 2007, the Company terminated the Bolt merger.

During the period from February 2007 to September 2007, the Company advanced Bolt $1,020,338. The Company only has a secured interest in Bolt’s trade accounts receivables of $600,000. As a result, the Company recorded an allowance for doubtful accounts of $420,338. In addition, the Company incurred $850,010 of direct acquisition costs. The total related acquisition costs of $1,270,348 for the year ended December 31, 2007 have been expensed.

The accounts receivable of $600,000 has been repaid.

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

13.	Quarterly Financial Data (Unaudited)

	For the year ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$24,074	$31,686	$485,812	$1,539,610

Cost of revenues and expenses	3,526,008	5,836,555	3,719,304	4,248,148

Operating loss	(3,501,934)	(5,804,869)	(3,233,492)	(2,708,538)

Other income (expense):
Interest income	33,839	21,292	65,471	26,405
Miscellaneous income	954	(417)	—	(1)
Interest expense	—	(97,067)	(612,501)	(567,000)

Total other income (expense)	34,793	(76,192)	(547,030)	(540,596)

Net loss before provision for income taxes	(3,467,141)	(5,881,061)	(3,780,522)	(3,249,134)

Provision for income taxes	—	—	—	—

Net loss	$(3,467,141)	$(5,881,061)	$(3,780,522)	$(3,249,134)

Net loss per share - basic and diluted	$(0.15)	$(0.24)	$(0.16)	$(0.13)

Shares used to compute net loss per share - basic and diluted	23,811,698	24,129,424	24,130,276	24,346,947

GOFISH CORPORATION

Notes to the Consolidated Financial Statements

	For the year ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$4,272	$7,484	$7,101	$6,922

Cost of revenues and expenses	617,359	717,441	913,402	2,923,796

Operating loss	(613,087)	(709,957)	(906,301)	(2,916,874)

Other income (expense):
Miscellaneous income	62	—	—	16,087
Interest expense	(27,815)	(30,565)	(39,603)	(83,843)

Total other income (expense)	(27,753)	(30,565)	(39,603)	(67,756)

Net loss before provision for income taxes	(640,840)	(740,522)	(945,904)	(2,984,630)

Provision for income taxes	—	—	—	—

Net loss	$(640,840)	$(740,522)	$(945,904)	$(2,984,630)

Net loss per share - basic and diluted	$(0.19)	$(0.26)	$(0.44)	$(0.19)

Shares used to compute net loss per share - basic and diluted	3,339,887	2,855,579	2,174,316	16,082,633

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference
2.1
Agreement and Plan of Merger and Reorganization, dated as of October 27, 2006, by and among GoFish Corporation, a Nevada corporation, GF Acquisition Corp., a California corporation, GoFish Technologies, Inc., a California corporation, ITD Acquisition Corp., a Delaware corporation and Internet Television Distribution Inc., a Delaware corporation.
Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

2.2
Agreement and Plan of Merger, dated as of February 11, 2007, by and among GoFish Corporation, BM Acquisition Corp., Inc., Bolt, Inc., a/k/a Bolt Media, Inc. and the Indemnification Representative (schedules omitted).

Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

2.3	First Amendment to Merger Agreement dated as of March 29, 2007 by and among GoFish Corporation, BM Acquisition Corp., Inc., Bolt, Inc. (a/k/a Bolt Media Inc.) and John Davis.	Incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-QSB dated March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-131651).

2.4	Second Amendment to Merger Agreement dated as of May 31, 2007 by and among GoFish Corporation, BM Acquisition Corp., Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 2.4 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 11, 2007 (File No. 333-142460).

2.5	Third Amendment to Merger Agreement, dated as of June 15, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 21, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 333-131651).

2.6	Fourth Amendment to Merger Agreement, dated as of June 20, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 21, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 333-131651).

2.7	Fifth Amendment to Merger Agreement, dated as of June 21, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 21, 2007 filed with the Securities and Exchange Commission on June 26, 2007 (File No. 333-131651).

2.8	Sixth Amendment to Merger Agreement, dated as of July 12, 2007, by and among GoFish Corporation, BM Acquisition Corp. Inc., Bolt, Inc. (a/k/a Bolt Media, Inc.) and John Davis.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2007 filed with the Securities and Exchange Commission on July 13, 2007 (File No. 333-131651).

3.1	Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005.	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

3.2	Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 14, 2006 filed with the Securities and Exchange Commission on September 22, 2006 (File No. 333-131651).

3.3	Bylaws of GoFish Corporation (f/k/a Unibio Inc.).	Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

4.1	Form of Warrant of GoFish Corporation issued in private offering completed October 27, 2006.	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

4.2	Lock-Up Agreement by and between Michael Downing and Tompkins Capital Group.	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

4.3	Lock-Up Agreement by and between Riaz Valani and Tompkins Capital Group.	Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

4.4	Lock-Up Agreement by and between Tabreez Verjee and Tompkins Capital Group.	Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

4.5	Purchase Agreement dated as of June 7, 2007 by and among GoFish Corporation and the investors identified on the signature pages thereto.	Incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.6	Registration Rights Agreement dated as of June 7, 2007, by and among GoFish Corporation and the investors signatory thereto.	Incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.7	Form of Note issued in June 2007 financing.	Incorporated by referenced to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.8	Form of Warrant issued in June 2007 financing.	Incorporated by referenced to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

10.1	Escrow Agreement, dated as of October 27, 2006, by and between GoFish Corporation, Michael Downing, Riaz Valani and Gottbetter & Partners, LLP.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.2	Form of Subscription Agreement, dated as of October 27, 2006, by and between GoFish Corporation and the investors in the private offering completed October 27, 2006.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.3
Form of Registration Rights Agreement, dated as of October 27, 2006, including the Consent and Acknowledgment thereto, by and between GoFish Corporation and the investors in the private offering completed October 27, 2006.
Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.4	Split Off Agreement, dated as of October 27, 2006, by and among GoFish Corporation, Dianxiang Wu, Jianhua Xue, GoFish Technologies, Inc. and GF Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.5	Employment Agreement, dated October 27, 2006, by and between GoFish Corporation and Michael Downing.	Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.6	Form of Indemnity Agreement by and between GoFish Corporation and Outside Directors of GoFish Corporation.	Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.8	Form of Incentive Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.9	Form of Non-Qualified Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.10	Employment Agreement dated as of October 30, 2006 by and between GoFish Corporation and Greg Schroeder.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-131651).

10.11	Employment Agreement dated as of October 30, 2006 by and between GoFish Corporation and Lennox L. Vernon.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated October 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-131651).

10.12	Strategic Alliance Agreement between GoFish Corporation and Kaleidoscope Sports and Entertainment LLC entered into December 22, 2006
Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 22, 2006 filed with the Securities and Exchange Commission on December 28, 2006 (File No. 333-131651).

10.13	Form of Base Warrant issued to designees of Kaleidoscope Sports and Entertainment LLC as of January 1, 2007
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 22, 2006 filed with the Securities and Exchange Commission on December 28, 2006 (File No. 333-131651).

10.14	Form of Escrow Agreement, to be dated as of the Closing Date, among GoFish Corporation, US Bank and Trust Company NA and the Indemnification Representative
Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

10.15	Form of Lock-Up Agreement, to be dated the Closing Date, between GoFish Corporation and the Persons to whom GoFish Common Stock Will Be Issued in the Merger
Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

10.16	Form of Registration Rights Agreement, to be dated as of the Closing Date, between GoFish Corporation and the Persons to whom GoFish Common Stock Will Be Issued in the Merger
Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

10.17
Form of Employment Agreement, to be dated as of the Closing Date, between GoFish Corporation (or alternatively, the Surviving Corporation) and Certain of the Managing Shareholders (certain individualized terms omitted)

Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

10.18	Stockholders Support Agreement, dated as of February 11, 2007, among GoFish Corporation and Aaron Cohen, Jason Gould and Lou Kerner
Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

10.19	Form of Escrow Agreement, to be dated as of February 11, 2007, by and among GoFish Corporation, Bolt, Inc., a/k/a Bolt Media, Inc. and US Bank and Trust Company NA as Escrow Agent
Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated February 11, 2007 filed with the Securities and Exchange Commission on February 12, 2007 (File No. 333-131651).

10.20	Employment Agreement between Tabreez Verjee and GoFish Corporation dated as of February 26, 2007.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 26, 2007 filed with the Securities and Exchange Commission on March 2, 2007 (File No. 333-131651).

10.21	Amendment to Employment Agreement between Michael Downing and GoFish Corporation dated February 26, 2007.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 26, 2007 filed with the Securities and Exchange Commission on March 2, 2007 (File No. 333-131651).

10.22
First Amendment to Strategic Alliance Agreement, dated as of June 29, 2007, by and between GoFish Technologies, Inc., GoFish Corporation and Kaleidoscope, Inc. (acting through its wholly-owned subsidiary, Kaleidoscope Sports and Entertainment LLC).

Incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 11, 2007 (File No. 333-142460).

10.23
Second Amendment to Strategic Alliance Agreement, dated as of July 31, 2007, by and between GoFish Technologies, Inc., GoFish Corporation and Kaleidoscope, Inc. (acting through its wholly-owned subsidiary, Kaleidoscope Sports and Entertainment LLC).
Incorporated by reference to Exhibit 10.23 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 2007 (File No. 333-145406).

10.24
Amended and Restated Strategic Alliance Agreement, dated as of August 10, 2007, by and between GoFish Technologies, Inc., GoFish Corporation and Kaleidoscope, Inc. (acting through its wholly-owned subsidiary, Kaleidoscope Sports and Entertainment LLC).
Incorporated by reference to Exhibit 10.24 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 13, 2007 (File No. 333-145406).

10.25	Amendment to Employment Agreement dated as of July 11, 2007 between Greg Schroeder and GoFish Corporation.
Incorporated by reference to Exhibit 10.25 to Registrant’s Amendment No. 2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 24, 2007 (File No. 333-142460).

10.26	Separation Agreement and General Release, effective as of April 1, 2007, between GoFish Corporation and Riaz Valani.
Incorporated by reference to Exhibit 10.26 to Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 31, 2007 (File No. 333-145406).

10.27	Stock Option Cancellation Agreement, effective as of June 30, 2007, between GoFish Corporation and Riaz Valani.
Incorporated by reference to Exhibit 10.27 to Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 31, 2007 (File No. 333-145406).

10.28	Stock Option Cancellation Agreement, effective as of June 30, 2007, between GoFish Corporation and Tabreez Verjee.
Incorporated by reference to Exhibit 10.28 to Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 31, 2007 (File No. 333-145406).

10.29	GoFish Corporation 2007 Non-Qualified Stock Option Plan (as amended through February 5, 2008)	Filed herewith.

10.30*	Advertising Representation Agreement, dated as of December 10, 2007, between MiniClip and GoFish Corporation.	Filed herewith.

10.31	Stock and Warrant Issuance Agreement, dated as of December 10, 2007, between MiniClip Limited and GoFish Corporation.	Filed herewith.

10.32	Stock Issuance and Participation Rights Agreement, dated as of December 12, 2007, between MTV Networks, a division of Viacom International Inc. and GoFish Corporation.	Filed herewith.

10.33	Consulting Agreement, dated as of December 18, 2007, between GoFish Corporation and James Moloshok.	Filed herewith.

21.1	Subsidiaries of GoFish Corporation.
Incorporated by reference to Exhibit 21.1 to Registrant’s Amendment No. 2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 24, 2007 (File No. 333-142460).

23.1	Consent of Rowbotham and Company LLP	Filed herewith.

24.1	Power of Attorney (included on signature page)	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.