Form 10KSB/A
period 2007-12-31
GoFish Corp.
filed 2008-04-01
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

EXPLANATORY NOTE

We are filing this Amendment (this “Amendment No. 1”) to GoFish Corporation’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “2007 Form 10-KSB”), which was originally filed on March 31, 2008, for the sole purpose of including Exhibits 10.31 and 10.32.

No other revisions or amendments have been made to Item 13 or to any other portion of the 2007 Form 10-KSB. This Amendment No. 1 does not reflect events occurring after March 31, 2008, the date of the original filing of the 2007 Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 13. EXHIBITS

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
Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

10.30*	Advertising Representation Agreement, dated as of December 10, 2007, between MiniClip and GoFish Corporation.
Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

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
Incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

21.1	Subsidiaries of GoFish Corporation.
Incorporated by reference to Exhibit 21.1 to Registrant’s Amendment No. 2 to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 24, 2007 (File No. 333-142460).

23.1	Consent of Rowbotham and Company LLP
Incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

24.1	Power of Attorney
Incorporated by reference to the signature page to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Incorporated by reference to Exhibit 32.1 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Incorporated by reference to Exhibit 32.2 to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

GOFISH CORPORATION

By:	/s/ Tabreez Verjee
Tabreez Verjee
President

Date: April 1, 2008

S-1