Form 10-Q
period 2008-03-31
GoFish Corp.
filed 2008-05-15
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-131651

GOFISH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2471683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Mission Street, 10th Floor San Francisco, CA 94103 (Address of principal executive offices) (Zip Code)

(415) 738-8706 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The issuer had 25,469,739 shares of common stock outstanding as of May 12, 2008.

GOFISH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GoFish Corporation

Condensed Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash	$116,226	$1,108,834
Restricted cash	550,000	—
Trade accounts receivable	982,883	1,604,209
Prepaid expenses	634,983	503,792
Total current assets	2,284,092	3,216,835

Property and equipment, net	403,778	457,317

Convertible note fees, net amortization of $395,791 and $273,714	1,067,409	1,189,486

Deposits	117,979	117,979
Total assets	$3,873,258	$4,981,617

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,312,672	$1,398,262
Accrued liabilities	1,464,409	714,693
Due to stockholder	210,000	—
Total current liabilities	3,987,081	2,112,955

Commitments and contingencies	—	—

Convertible notes, net discount of $3,625,261 and $4,039,718	6,674,739	6,260,282

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2008 and 2007	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 25,469,739 and 25,169,739 shares issued and outstanding at March 31, 2008 and December 31, 2007	25,471	25,171
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	21,509,564	20,727,408
Accumulated deficit	(28,304,687)	(24,125,289)
Total stockholders’ equity (deficit)	(6,788,562)	(3,391,620)
Total liabilities and stockholders’ equity (deficit)	$3,873,258	$4,981,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Revenues	$657,150	$24,074

Cost of revenues and expenses
Cost of revenue	803,806	214,348
Sales and marketing	1,686,889	1,524,125
Product development	174,381	732,566
General and administrative	1,607,140	1,054,969
Total costs of revenues and expenses	4,272,216	3,526,008
Operating loss	(3,615,066)	(3,501,934)

Other income (expense):
Interest income	4,525	33,839
Miscellaneous income	100	954
Interest expense	(568,957)	—
Total other income (expense)	(564,332)	34,793
Net loss before provision for income taxes	(4,179,398)	(3,467,141)

Provision for income taxes	—	—
Net loss	$(4,179,398)	$(3,467,141)

Net loss per share - basic and diluted	$(0.17)	$(0.15)

Shares used to compute net loss per share - basic and diluted	25,298,310	23,811,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(4,179,398)	$(3,467,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	65,145	29,088
Amortization of convertible note fees	122,077	—
Stock-based compensation	680,456	479,684
Non cash interest expense	414,457	—
Changes in operating assets and liabilities:
Trade accounts receivable	621,327	(14,696)
Prepaid expenses	(29,191)	(197,241)
Accounts payable	914,410	133,929
Accrued liabilities	749,715	429,573
Net cash used in operating activities	(641,002)	(2,606,804)

Cash flow from investing activities:
Payment of direct acquisition costs	—	(205,960)
Funds held as restricted cash	(550,000)	(318,943)
Funds held as deposits	—	(100,000)
Purchase of property and equipment	(11,606)	(343,626)
Net cash used in investing activities	(561,606)	(968,529)

Cash flow from financing activities:
Payment of financing costs	—	(18,000)
Proceeds from issuance of common stock, net of issuance cost	—	1,751,500
Advances from a stockholder	210,000	—
Net cash provided by financing activities	210,000	1,733,500

Net decrease in cash and cash equivalents	(992,608)	(1,841,833)

Cash at beginning of the period	1,108,834	3,369,542
Cash at the end of the period	$116,226	$1,527,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General – GoFish Technologies, Inc. was incorporated in the State of California on May 13, 2003.

GoFish Corporation and subsidiaries (the “Company”) operates an online youth media and entertainment network (the “GoFish Network”). The Company specializes in creating, aggregating, distributing, and monetizing premium youth content on a network of quality youth sites. The Company has been able to generate revenue by selling advertising on the websites in the GoFish Network. The GoFish Network is comprised of owned and operated websites as well as third-party websites.

Management's Plan – The Company has incurred operating losses and negative cash flows since inception. Management expects that revenues will increase as a result of its planned continued expansion of the GoFish Networks’s reach, scale and scope. The Company also expects to incur additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses. In addition, the Company also anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects operating losses and negative cash flows to continue for the foreseeable future but anticipates that losses will decrease from current levels as the Company continues to grow and develop. The Company’s expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. While the Company believes that it will be successful in expanding operations, gaining market share, and raising additional funds, there can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Going Concern – The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements as discussed below. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year or any other subsequent interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the Company’s audited consolidated financial statements for the preceding fiscal year. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reclassifications – Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation.

Comprehensive Loss – The Company has no components of comprehensive income (loss) other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Loss Per Share – Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss.

The following outstanding stock options, warrants, and convertible notes (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007

Options issuable upon exercise of stock options	12,247,853	2,050,336
Shares issuable upon exercise of warrants	8,068,899	1,955,927
Nonvested restricted stock	300,000	—
Shares issuable upon conversion of convertible notes	6,437,500	—
Total	27,054,252	4,006,263

Segments – Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

Restricted Cash – Restricted cash represents funds deposited as security for a letter of credit that the Company has provided to a publisher that guarantees minimum payments for the first quarter of 2008.

Accounts Receivable Concentrations – The Company’s accounts receivable is mainly generated by Starcom IP, Katz Dochtermann & Epstein, Inc., RET, Moxie Interactive and ScanScout, which represented 75%, 6%, 3%, 3%, and 3%, respectively, for the three months ended March 31, 2008. Starcom IP, RET, Universal McCann, RC2 Corporation and Moxie Interactive represented 27%, 21%, 9%, 9% and 8%, respectively, for the fiscal year ended December 31, 2007.

Revenue Concentrations – The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the GoFish Network. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. The Company received revenue from the following agencies and their respective advertisers: Starcom IP, Katz Dochtermann& Epstein, Inc. ZenithOptimedia, ScanScout and RET, provided 58%, 8%, 7%, 6% and 5% of the Company’s revenues for the three months ended March 31, 2008. Revenue concentrations were immaterial to the consolidated financial statements for the three months ended March 31, 2007.

Stock-Based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation for grants that were outstanding as of January 1, 2006 is being recognized over the remaining service period using the compensation cost previously estimated in our SFAS 123 pro forma disclosures.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

Included in cost of revenues and expenses is $680,456 and $479,684 of stock-based compensation for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, this amount included $23,475 of stock-based compensation related to non-employees on the issuance of warrants and restricted stock and $656,981 related to employees. At March 31, 2007, this amount included $227,883 of stock-based compensation related to non-employees on the issuance of warrants and restricted stock, $246,858 related to employees, and $4,943 related to deferred stock-based compensation.

The following table presents stock-based compensation expense included in the Consolidated Statement of Operation related to employee and non-employee stock options, warrants and restricted shares as follows for the three month periods ended March 31:

	March 31,	March 31,
	2008	2007

Cost of revenue	$20,933	$—
Sales and marketing	239,940	191,529
Product development	15,386	72,343
General and administrative	404,197	215,812
Total stock-based compensation	$680,456	$479,684

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months periods ended March 31:

	March 31,	March 31,
	2008	2007

Risk free interest rate	2.86%	4.65%

Expected term	5.63 Years	6.25 Years

Expected volatility	68.74%	66.60%

Dividend yields	0%	0%

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the three months ended March 31, 2008 and 2007.

Recent accounting pronouncements

During the first quarter of fiscal 2008, the Company adopted the following accounting standard

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

In February 2007, the FASB issued SFAS No. 159 (SFAS159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3.	Property and Equipment

Property and equipment, net consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Computer equipment and software	$625,615	$614,009
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	779,146	767,540
Less accumulated depreciation and amortization	(375,368)	(310,223)
Property and equipment, net	$403,778	$457,317

Depreciation and amortization expense totaled $65,145 and $29,088 for the three months ended March 31, 2008 and 2007, respectively.

4.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Accrued vendor obligations	$635,998	$236,833
Accrued compensation	343,283	182,253
Accrued travel and entertainment	108,102	106,904
Accrued legal expenses	100,708	91,878
Accrued city and county taxes	64,575	53,182
Accrued interest expense	193,983	39,483
Other	17,760	4,160
Total accrued liabilities	$1,464,409	$714,693

5.	Convertible Notes

In June 2007, the Company entered into a purchase agreement (the “June 2007 Purchase Agreement”) pursuant to which they sold the June 2007 Notes in the aggregate principal amount of $10,300,000 and the June 2007 warrants to purchase an aggregate of 3,862,500 shares of common stock in a private placement transaction.

The June 2007 Notes bear interest at a rate of 6% per annum, payable semi-annually in cash or shares of the Company’s common stock, at the Company’s option. The June 2007 Notes mature three years from the date of issuance and are convertible, commencing six months after the date of issuance, into shares of our common stock at a conversion price of $1.60 per share, subject to full-ratchet anti-dilution protection. The Company has the right to force conversion of a specified amount of the June 2007 Notes at the then applicable conversion price, provided that their common stock trades at or above $2.06 per share for the preceding 20 consecutive trading days and certain other conditions are satisfied. Subject to certain conditions, the Company also has the right to prepay the June 2007 Notes at par plus accrued interest and plus certain other amounts. The Investors have the right to require the Company to purchase all or some of the June 2007 Notes in cash, plus a redemption premium to provide a total return on the June 2007 Notes of 10% per annum, upon the occurrence of certain change of control events prior to maturity. The Investors also have the right to put the June 2007 Notes for a 30-day period following two years from the date of issuance.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The June 2007 Purchase Agreement governing the June 2007 Notes contains various negative covenants that provide that, unless the holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding consent, the Company may not, among other things:

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

The June 2007 Warrants issued to the investors in the June 2007 Private Placement are exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $414,456 for the three months ended March 31, 2008.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As part of the June 2007 Private Placement, the company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000, and associated expenses of $367,909 for a total of $1,088,909. In addition, the Company issued 193,125 warrants to purchase an aggregate of 193,125 shares Common Stock. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.60 per share. Utilizing the Black-Scholes option pricing model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrants to be $235,722. The Company issued 115,875 warrants to purchase an aggregate of 115,875 shares of Common Stock. These warrants are exercisable for a period of five years commencing one year after the issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes object pricing model and the following assumptions: estimated volatility of 85%, a contractual life of five years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $138,569. The total convertible note fees were $1,463,200. These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $122,077 for the three months ended March 31, 2008.

Interest expense totaled $568,957 for the three month ended March 31, 2008.

6.	Stock Options and Warrants

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

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On October 24, 2007, the Company's Board of Directors approved the Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The purposes of the Non-Qualified Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The Non-Qualified Plan initially provided for a maximum aggregate of 3,600,000 shares of our common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Plan. On November 1, 2007, the Company's Board of Directors adopted an amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 3,600,000 shares to 4,000,000 shares. On December 18, 2007, the Company’s board of directors adopted a further amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 4,000,000 shares to 5,500,000 shares. During the three months ended March 31, 2008, the Company’s board of directors adopted an additional amendment to the Non-Qualified Plan to increase the total plan shares that may be issued from 5,500,000 shares to 10,500,000 shares.

The Company's Board of Directors (or any committee composed of members of the Company board of directors appointed by it to administer the Non-Qualified Plan), has the authority to administer and interpret the Non-Qualified Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the Non-Qualified Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the Non-Qualified Plan.

The Non-Qualified Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The exercise price for an Option shall be determined by the administrator. The term of each option under the Non-Qualified Plan shall be no more than ten years from the date of grant.

The Non-Qualified Plan became effective upon its adoption by our board of directors, and will continue in effect for a term of ten years, unless sooner terminated. The Company’s Board of Directors may at any time amend, suspend or terminate the Non-Qualified Plan.

The Non-Qualified Plan also contains provisions governing: (i) the treatment of options under the Non-Qualified Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of our company, or complete liquidation or dissolution of our company) and changes in control of our company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

A summary of stock option transactions is as follows:

	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balances at December 31, 2007	3,021,584	7,194,770	$0.91
Additional shares reserved	5,000,000	—	—
Options granted	(5,370,000)	5,370,000	$0.35
Options cancelled	316,917	(316,917)	$1.49
Balances at March 31, 2008	2,968,501	12,247,853	$0.65

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes information concerning outstanding options as of March 31, 2008:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	364,300	5.43		353,524	5.43
$0.23	1,500,000	8.96		318,750	8.96
$0.24	130,000	9.02		—	—
$0.27	400,000	8.83		55,556	8.83
$0.35	4,840,000	9.08		1,612,362	9.08
$0.37	2,276,192	8.75		750,627	8.75
$0.42	400,000	9.24		—	—
$1.50	1,923,090	8.21		842,801	8.21
$3.08	50,000	7.96		21,667	7.96
$3.65	64,271	7.87		64,271	7.87
$3.78	15,000	8.38		—	—
$3.80	115,000	8.30		—	—
$5.79	170,000	8.08		49,167	8.08
	12,247,853	8.73	$544,553	4,068,725	8.47	$315,653

The weighted-average grant date fair value of the options granted during the three month periods ended March 31, 2008 and 2007 were $0.22 and $3.46, respectively.

At March 31, 2008, there was $2,179,312 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over the weighted average period of 2.42 years.

During the three month period ended March 31, 2007, the Company accelerated vesting for certain employees who terminated their employment with the Company. As a result, of these modifications the Company recognized additional compensation expense of $151,435 for the three month period ended March 31, 2008.

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the three month periods ended March 31, 2008 and 2007.

Stock-based compensation expense related to stock options, warrants and restricted stock granted to non-employees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates. The Company recorded stock-based compensation expense related to non-employees of $23,475 and $227,883 for the three months ended March 31, 2008 and 2007, respectively.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of outstanding Common Stock Warrants as of March 31, 2008 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	80,510	$0.60	October 2008
Common Stock	3,909,375	$1.75	June 2013
Common Stock	193,125	$1.60	June 2013
Common Stock	3,133,347	$1.75	October 2011
Common Stock	115,875	$1.75	June 2013
Common Stock	470,000	$1.75	February 2013
Common Stock	166,667	$3.00	January 2012
Total	8,068,899

In February 2008, the Company issued warrants to purchase 470,000 shares of the Company’s common stock at the exercise price of $1.75 in exchange for services rendered to the Company.

7.	Fair Value

The Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and liabilities from the consolidated balance sheet: property and equipment. The Company recorded no change to its opening balance of accumulated deficit as of January 1, 2008 as it did not have any financial instruments requiring retrospective application per the provisions of SFAS No. 157.

Fair Value Hierarchy – SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value - The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Credit risk adjustments are applied to reflect the company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the company’s own credit risk as observed in the credit default swap market.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash	$116,226	$—	$—	$116,226
Restricted cash	550,000	—	—	550,000
Total assets	$666,226	$—	$—	$666,226

8.	Related Party Transactions

The following is the activity between the Company and a stockholder related to amounts due to this individual:

March 31,
2008

Beginning balance	$—
Amounts received by the Company	210,000
Amounts repaid by the Company	—
Due to stockholder	$210,000

9.	Cash Flow Information:

Cash paid during the three months ended March 31, 2008 and 2007 is as follows:

	March 31,	March 31,
	2008	2007

Interest	$—	$—

Income taxes	$—	$—

10.	Subsequent Event:

On April 18, 2008, the Company sold unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $1,764,705.88 (the “April 2008 Notes”) and warrants to purchase an aggregate of 1,719,309 shares of the Company’s common stock, in a private placement transaction for an aggregate purchase price of $1,500,000. The April 2008 Notes are discounted 15% from the principal amount, and will bear interest at a rate of 15% per annum beginning on April 18, 2009, payable on any conversion date or the maturity date of the April 2008 Notes in cash or shares of the Company’s common stock, at the Investor’s option. The April 2008 Notes will mature on June 8, 2010 and will be convertible into shares of the Company’s common stock, at the Investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

GoFish Corporation (the “Company,” “GoFish,” “we,” or “our”) operates an online youth media and entertainment network (the “GoFish Network”). We specialize in creating, aggregating, distributing, and monetizing premium youth content on a network of quality youth sites. According to comScore Media Metrix, the GoFish Network reached roughly 20.5 million unique U.S. users per month as of April 30, 2008, currently ranking as the third-largest online opportunity in the Kids-Entertainment and Teen-Community categories.

We generate revenue by selling advertising on the websites in the GoFish Network. The GoFish Network is comprised of our owned and operated websites, as well as third-party websites (“publishers”) aimed at the 6-17 year old demographic. We aim to attract publishers to the GoFish Network by providing them with access to relevant, high quality, advertising, as well as sponsorship and video and other content opportunities at higher revenue rates than could be obtained by these sites independently. The collection of these websites into the GoFish Network provides a platform for advertisers to reach our core constituency of kids, tweens and teens as well as their parents. The GoFish Network seeks to offer engaged audiences and immersive experiences within websites that are editorially and contextually relevant to the consumer.

Recent Developments

On April 18, 2008, we sold unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $1,764,705.88 (the “April 2008 Notes”) and warrants (the “April 2008 Warrants”) to purchase an aggregate of 1,719,309 shares of our common stock, in a private placement transaction for an aggregate purchase price of $1,500,000. The April 2008 Notes are discounted 15% from the principal amount, and will bear interest at a rate of 15% per annum beginning on April 18, 2009, payable on any conversion date or the maturity date of the April 2008 Notes in cash or shares of our common stock, at the Investor’s option. The April 2008 Notes will mature on June 8, 2010 and will be convertible into shares of our common stock, at the Investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection.

Trends in Our Business

We recently refined our strategic focus to narrow our target audience to the 6-17 year old demographic and to seek to enter into contractual relationships with other websites (“publishers”) that we believe appeal to a similar target audience, under which we on responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. Our revenues increased after implementing this change, but decreased during the three months ended March 31, 2008 when compared to the three months ended December 31, 2007. We believe that this decrease was primarily due to seasonal fluctuations in our business. In general, advertisers tend to place fewer advertisements during the first and third calendar quarters of each year. In the youth advertising market, the first half of the year tends to experience lower spending, while the second half of the year tends to experience higher spending. In general, online advertising, as well as the demand for performance-based marketing services has, in the past, peaked during the fourth quarter holiday season.
In addition, although the size of the GoFish Network has grown during the past three months, the size of the network is a lagging indicator for revenue. In general, the sales cycle in our business ranges from three to nine months. This is due to the general practice for all advertiser categories to plan at least one quarter in advance. In some cases, several of our key advertiser categories, such as consumer packaged goods, buy ad media well in advance of a campaign (generally six to 12 months). As a result, nearly 100% of our advertising sold for the three months ended March 31, 2008 was for sites that were in our network as of December 31, 2007. In addition, we only formally launched the GoFish Network in February 2008. After the launch, we saw an increase in demand for our services. However, this increased demand occurred too late to have had a material impact in the first quarter of 2008. We anticipate that these events will begin to take effect in the second and third quarters of 2008. In general, since the launch of the GoFish Network, we have received more requests for proposals, we have been invited to pitch more business and, as a result, we believe we have built a robust sales pipeline. We anticipate that our revenue will show significant quarter over quarter growth for the rest of 2008 as the launch of the GoFish Network, the anticipated increase in the size of the GoFish Network and the sales cycle all are expected to mature.

We believe that a shift in consumer behavior online, known as “Deportalization,” is affecting and will continue to affect the distribution of advertising dollars online. Deportalization is a term that describes the phenomenon where Internet traffic is moving from large portals to smaller, disparate sites. From February 2000 to October 2006, the number of websites grew from 10 million to 100 million. During the following 12 months, the number of websites grew to 143 million. The drivers of this trend are search and increased user confidence with regard to the medium. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites. We also believe that vertical advertising networks, such as the GoFish Network, will receive an increasing share of advertising dollars spent online.

We are seeking to invest significantly in building the employee and systems infrastructures that we believe are necessary to manage our growth and develop and promote our products and services in order to take advantage of the trends described above, which will require us to continue to use significant cash resources in the near future. In general, the demand for high quality salespeople in online advertising sales is very competitive and requires paying competitive market salaries in order to obtain the results we seek to grow our business. In addition, we believe that attracting, hiring and retaining mid-level digital advertising executives is important to building our business and the market for these executives in our industry is also very competitive.

Results of Operations - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Total revenues increased to $657,150 for the three months ended March 31, 2008 from $24,074 for the three months ended March 31, 2007. The increase from March 31, 2007 reflected higher sales from advertising that was sold across the GoFish Network. Revenues in the three months ended March 31, 2008 consisted of advertising fees, primarily from graphical and rich-media ads. As we begin to add publisher websites into the GoFish Network, we have been able to generate a greater number of user impressions for our advertisers. However, the sales cycle in our business generally ranges from three to nine months. During the three months ended March 31, 2008, 86% of our advertising sold was for the sites in the GoFish Network as of September 30, 2007 and nearly 100% was for sites that were in our network as of December 31, 2007. We expect this number to decrease in the second quarter of 2008 and continue to decrease significantly during the rest of 2008 as the sales cycle matures for the newer publisher in the GoFish Network.

In addition, we only recently formally launched the GoFish Network in February 2008. Immediately after launch, we noticed an increase in demand for our services, but this increase in demand occurred too late to have had a material impact in the first quarter of 2008. We anticipate that these changes will begin to take effect in the second and third quarters of 2008. In general, since the launch of the GoFish Network, we have received more requests for proposal (RFPs), we have been invited to pitch more business, and, as a result, we believe we have built a more robust sales pipeline. We anticipate that our revenue will experience significant quarter-over-quarter growth for the rest of 2008 as the launch of the GoFish Network, the increase in the size of the GoFish Network and the sales cycle all contribute to revenue.

We anticipate revenues  for the full fiscal year of 2008 to be in the range of $8.5 million to $11 million. While management believes these projections have a reasonable basis, these projections are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such projections, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC.

Costs of Revenues

Cost of revenues consist primarily of direct payments to publishers for revenue share on advertising revenues, costs associated with hosting our websites and ad serving costs for impressions delivered in connection with advertising revenues. Cost of revenues increased $589,458 for the three months ended March 31, 2008 from $214,348 for the three months ended March 31, 2007. The increase included $559,980 of payments made to publishers, $55,780 for web hosting costs, $20,933 for share-based compensation expenses related to SFAS No. 123(R), $39,362 for ad serving and $18,426 for licensing expenses. These increases were partly offset by $105,023 reduction in video production costs.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

Sales and marketing expenses increased $162,764 for the three months ended March 31, 2008 from $1,524,125 for the three months ended March 31, 2007. The increase was attributable to a $472,441 increase in personnel and other benefits related costs, including a $48,412 increase in share-based compensation expenses related to SFAS No. 123(R), a $33,413 increase in travel expenses and a $172,350 increase in allocation of facilities, IT and other operating expenses. These increases were partly offset by a $379,925 decrease in advertising and other marketing related expenses and a $135,515 decrease in professional services for public relations and related development research expense. The addition of our first direct sales personnel, who joined the Company in early August 2007, was responsible for the increase in personnel and other benefits related costs, sales commissions and travel. The reduction in advertising, other marketing expenses, public relations and related development research expenses was driven by the change in business model and a reduced need for advertising campaigns.

Employees in sales and marketing at March 31, 2008, and 2007 were 22 and 8, respectively.

Product Development

Product development expenses consist primarily of compensation-related expenses incurred for the development of, and enhancement to systems that enable us to drive and support revenue generating activities across our network of websites.

Product development expenses decreased $558,185 for the three months ended March 31, 2008 from $732,566 for the three months ended March 31, 2007. The decrease was attributed primarily to a decrease in compensation related expenses of $552,698, including a $56,957 decrease in share-based compensation expenses related to SFAS No. 123(R), and the allocation of approximately $5,487 of facilities, IT and other operating expenses.

Employees in product development at March 31, 2008 and 2007 were 5 and 14, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $552,171 for the three months ended March 31, 2008 from $1,054,969 for the three months ended March 31, 2007. The increase was attributable to a $269,652 increase in compensation-related expenses, including a $188,385 increase in share-based compensation expenses related to SFAS No. 123(R), a $72,322 increase in accounting, investor relations and other professional services, a $97,116 reduction in travel expenses, a $122,077 amortization of deferred financing costs and a $185,236 increase in unallocated facilities, IT and other operating expenses. The increase in compensation-related expenses is due to headcount increase and share-based compensation expenses in the first quarter of 2008. The increases in accounting, investor relation and other professional services resulted primarily from the timing of billing for these services provided in the first quarter of 2008. Amortization expense recorded in the first quarter of 2008 relates to the amortization of debt issuance costs of the June 2007 Notes. Allocated and other operating expenses increased as we moved into new executive offices in April 2007 in San Francisco, California and entered into a new lease agreement in October 2007 for our East Coast Sales Office in New York, New York.

Employees in general and administrative at March 31, 2008 and 2007 were 6 and 8, respectively.

Other Income and Expenses

Other expense increased $599,125 for the three months ended March 31, 2008 from $34,793 of income for the three months ended March 31, 2007, as a result of increased interest expense, which was not fully offset by interest income.

Interest income is derived primarily from short-term interest earned on operating cash balances.

Interest expense recorded in the three months ended March 31, 2008 relates to the June 2007 Notes.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private sales of securities and borrowings. As of March 31, 2008, we had $116,226 in cash and cash equivalents. Because we expect to continue to incur an operating loss in fiscal 2008, we need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests.

On April 18, 2008, we sold the April 2008 Notes and the April 2008 Warrants in a private placement transaction for an aggregate purchase price of $1,500,000. The April 2008 Notes are unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $1,764,705.88, and the April 2008 Warrants are warrants to purchase an aggregate of 1,719,309 shares of our common stock. The April 2008 Notes are discounted 15% from the principal amount, and will bear interest at a rate of 15% per annum beginning on April 18, 2009, payable on any conversion date or the maturity date of the April 2008 Notes in cash or shares of our common stock, at the Investor’s option. The April 2008 Notes will mature on June 8, 2010 and will be convertible into shares of our common stock, at the Investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection.

Net cash used in operating activities was $641,002, and $2,606,804 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the cash used in operating activities was primarily due to a net loss of $2,897,263, which is net of non cash expenses of $1,282,135, and a change in working capital of $2,256,261. The non cash expense items included depreciation and amortization of $65,145, amortization of convertible note fees of $122,077, stock-based compensation of $680,456 and non cash interest expense of $414,457. For the three months ended March 31, 2007, the primary use of cash was due to a net loss of $2,958,369, which is net of non cash expenses of $508,772, and a change in working capital of $351,565 The non cash expense items included depreciation and amortization of $29,088 and stock-based compensation of $479,684.

Net cash used in investing activities was $561,606 and $968,529 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash used in investing activities consisted of $550,000 deposited as security for a letter of credit and the purchase of property and equipment in the amount of $11,606. For the three months ended March 31, 2007, net cash used in investing activities related to payment of direct acquisition costs of $205,960, funds held as restricted cash of $318,943, funds held as deposits of $100,000 and the purchase of property and equipment of $343,626.

Net cash provided by financing activities was $210,000 and $1,733,500 for the three months ended March 31, 2008 and 2007, respectively. The net cash provided by financing activities for the three months ended March 31, 2008 was $ 210,000 of advances from a shareholder. The net cash from financing activities for the three months ended March 31, 2007 was derived from the proceeds from the issuance of our common stock of $1,751,500 and payment of financing costs of $18,000.

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

Revenue Recognition

We derive almost entirely all of our revenues from fees we receive from advertisers who place ads on the GoFish Network. We believe an opportunity exists to provide advertisers with a more efficient way to reach kids, teens and tweens on the GoFish Network through the inherent strengths of a vertical network. Factors that we believe will influence the success of our advertising programs include: (i) growth in the number of users populating the GoFish Network, (ii) growth in the amount of time spent per user on the GoFish Network; (iii) size and quality of our sales force and sales support staff; (iv) visibility and brand recognition in the market; (v) perceived quality and value of the network from advertisers; (vi) advertiser willingness to allocate budgets to the GoFish Network, (vii) the number of advertisers and the variety of products available, (viii) advertisers’ return on investment and the efficacy of click-through conversions, (ix) enhanced ad vehicles, products, services and sponsorships, and (x) our fees and rates.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through March 31, 2008.

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

Income Taxes

We are subject to income taxes, federal and state, in the United States of America. We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We have provided a valuation allowance against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $113,146, and $544,944 for the three months ended March 31, 2008, and March 31, 2007, respectively.

Recent Accounting Pronouncements

During the first quarter of fiscal 2008, the Company adopted the following accounting standard

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

In February 2007, the FASB issued SFAS No. 159 (SFAS159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer and Director of Operations, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Accounting Officer and Director of Operations, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008 and that, we believe, had not yet been remediated and continued to exist as of March 31, 2008, our Chief Executive Officer and Chief Accounting Officer And Director of Operations concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

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

As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008, we have been in the processof implementing remediation efforts with respect to the material weaknesses noted above as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $5.3 million for the year ended December 31, 2006, a net loss of approximately $16.4 million for the year ended December 31, 2007 and a net loss of approximately $4.2 million for the three months ended March 31, 2008. As of December 31, 2007 and March 31, 2008, our accumulated deficit was approximately $24.1 million and $28.3 million, respectively. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the three months ended March 31, 2008 were $657,150.  If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on the GoFish Network. For the three months ended March 31, 2008, revenue from our 5 largest advertisers accounted for 84% of our revenue. Our largest advertiser accounted for 58% of our revenue for the three months ended March 31, 2008. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenue could adversely affect our results of operations. In addition, our relationships with publishers participating in the GoFish Network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in the GoFish Network, could limit our ability to generate revenue.

For the three months ended March 31, 2008, advertising revenue connected to our largest publisher accounted for approximately 86% of our revenues. Until we are able to more fully develop our publisher network, a small number of publishers will account for a substantial percentage of our revenue. We cannot assure you that any of the publishers participating in the GoFish Network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in the GoFish Network could limit our ability to generate revenue.

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

Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable which could increase the volatility of the price of our common stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	our ability to attract and incorporate publishers into the GoFish Network;

•	the ability of the publishers in the GoFish Network to attract visitors to their websites

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	our ability to control our gross margins;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on the GoFish Network; and

•	our ability to obtain cost-effective advertising throughout the GoFish Network.

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

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched the gofish.com website in October 2004 and only began building the GoFish Network during 2007. The revenue received currently is insufficient to generate positive cash flows from our operations.

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders' ownership interests.

We will need to raise additional capital in the future, which may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. The raising of additional capital may dilute our current stockholders' ownership interests. We will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	growing the GoFish Network, including the number of publishers and advertisers in the GoFish Network;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	maintaining compliance with applicable laws.

In addition, the raising of any additional capital through the sale of equity or equity-backed securities would dilute our current stockholders' ownership percentages and would also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, the June 2007 Notes, the June 2007 Warrants, the June 2007 Placement Agent Warrants, the April 2008 Notes, the April 2008 Warrants and certain other warrants are also subject to full-ratchet anti-dilution protection. If we issue common stock or securities convertible into common stock at a price per share lower than the $1.60 per share conversion price of the June 2007 Notes, the $2.06 per share conversion price of the April 2008 Notes or the $1.75 per share exercise price of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the April 2008 Warrants, such conversion or exercise price, as applicable, would be automatically adjusted to equal the lower price. This "full ratchet anti-dilution" provision could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes), $2.06 per share (in the case of the April 2008 Notes) or $1.75 per share (in the case of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the April 2008 Warrants).

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

Negative covenants in the purchase agreement governing our June 2007 Notes and our April 2008 Notes limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights, which may impair our ability to pursue our objectives.

The purchase agreement governing our June 2007 Notes and the subscription agreement governing our April 2008 Notes contain various negative covenants that limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights, without the consent of holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding. While the negative covenants in the June 2007 Notes generally permit us to incur junior debt in connection with certain strategic transactions or issue equity securities without registration rights (or equity securities with registration rights in connection with certain strategic transactions) without the consent of holders of our June 2007 Notes, these negative covenants may impair our ability to pursue our objectives.

Any failure to comply with those covenants may constitute a breach under the purchase agreement governing our June 2007 Notes and the subscription agreement governing our April 2008 Notes, as the case may be, that provides the holders of such notes with the right to require us to purchase all or any part of the then outstanding principal amount of the June 2007 Notes and the April 2008 Notes, as the case may be. We may not have sufficient funds to purchase the June 2007 Notes or the April 2008 Notes upon such a breach.

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

Our June 7, 2007 Registration Rights Agreement also contains a partial liquidated damages provision for our failure to have the registration statement declared effective by the SEC by a certain date, subject to certain exceptions. While we had a registration statement filed pursuant to the June 7, 2007 Registration Rights Agreement (File No. 333-145406) declared effective by the SEC on February 8, 2008 which covers the resale of up to 6,117,018 shares of the shares required to be registered for resale thereunder, we did not satisfy our obligations in the manner set forth in that registration rights agreement. As a result, we incurred partial liquidated damages under that registration rights agreement equal to 1% of the outstanding principal amount of the June 2007 Notes that were not convertible into underlying shares covered by an effective registration statement until February 8, 2008.

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

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new markets or increased competition, including price competition or intellectual property litigation; and

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of March 31, 2008, a majority of our employees have outstanding stock options with exercise prices in excess of the stock price on that date.

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

In connection with our management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. In addition, based on an evaluation as of March 31, 2008 and the identification of a number of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer also concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2008.

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

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires the evaluation and determination of the effectiveness of a company's internal control over its financial reporting. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007. As a result, we have incurred additional costs and may suffer adverse publicity and other consequences of this determination.

We may be subject to claims relating to certain actions taken by our former external legal counsel.

In February 2007, we learned that three million shares of our common stock issued as part of private placement transaction we consummated in October 2006 were purchased by entities controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuireWoods LLP. We believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entities he controlled to resell certain of these shares. Mr. Zehil's conduct was reported to the SEC, and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

It is possible that one or more of our stockholders could claim that they somehow suffered a loss as a result of Mr. Zehil's conduct and attempt to hold us responsible for their losses. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition. We also may incur significant costs resulting from our investigation of this matter, any litigation we may initiate as a result and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

RISKS RELATED TO OUR BUSINESS

We recently refined our strategic focus, and the success of our business will depend on our ability to effectively implement our refined strategic focus.

We recently refined our strategic focus to narrow our target audience to the 6-17 year old demographic and to seek to enter into contractual relationships with other websites ("publishers") that we believe appeal to a similar target audience, under which we take on responsibility for selling their inventory of available advertising opportunities, as well as syndicating our video content to them. In connection with the development and implementation of our refined strategic focus, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers. If we are unable to effectively implement our refined strategic focus, our business and operating results would be adversely affected.

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

We may be unable to attract and incorporate high quality publishers into the GoFish Network.

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

The number of websites aimed at the 6-17 year old demographic has increased substantially in recent years. Our owned and operated websites, and our publishers' websites, face numerous competitors both on the Internet, and in the more traditional broadcasting arena. Some of these companies have substantially longer operating histories, significantly greater financial, marketing and technical expertise, and greater resources and name recognition than we do. Moreover, the offerings on the GoFish Network may not be sufficiently distinctive or may be copied by others. If we fail to attain commercial acceptance of our services and to be competitive with these companies, we may not ever generate meaningful revenues. In addition, new companies may emerge at any time with services that are superior, or that the marketplace perceives are superior, to ours.

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

The websites on the GoFish Network post privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, such privacy policies may now or in the future fail to comply with applicable law. The websites on the GoFish Network are subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of information. We cannot assure you that the websites on the GoFish Network are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. Any failure to comply with posted privacy policies, any failure to conform privacy policies to changing aspects of the business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our publishers' websites, technologies and products and this may adversely affect our business.

Activities of advertisers or publishers in the GoFish Network could damage our reputation or give rise to legal claims against us.

The promotion of the products and services by publishers in the GoFish Network may not comply with federal, state and local laws, including but not limited to laws and regulations relating to the Internet. Failure of our publishers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition. We cannot predict whether our role in facilitating our customers' marketing activities would expose us to liability under these laws. Any claims made against us could be costly and time-consuming to defend. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

We also may be held liable to third parties for the content in the advertising we deliver on behalf of our publishers. We may be held liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations. Any claims or counterclaims could be time consuming, result in costly litigation or divert management's attention.

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

Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending, or our offerings in particular, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those direct marketers and advertisers using the Internet as a result of its ad performance relative to other media.

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

The Children's Online Privacy Protection Act ("COPPA") imposes civil penalties for collecting personal information from children under the age of 13 without complying with the requirements of COPPA. While we have narrowed our target audience on the GoFish Network to the 6-17 year old demographic, we do not allow users under 13 to register on our owned and operated websites and we do not collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. In addition, publishers in the GoFish Network may violate COPPA on their websites.

Although COPPA is a relatively new law, the Federal Trade Commission ("FTC") has recently been more active in enforcing violations with COPPA. In the last 18 months, the FTC has brought a number of actions against website operators for failure to comply with COPPA requirements, and has imposed fines of up to $1 million. Future legislation similar to these Acts could subject us to potential liability if we were deemed to be noncompliant with such rules and regulations.

We may also be subject to the provisions of the Child Online Protection Act ("COPA"), which restricts the distribution of certain materials deemed harmful to children. COPA is also designed to restrict access to such materials by children, and accordingly, the provisions of COPA may apply to certain Internet product and service providers even though such companies are not engaged in the business of distributing the harmful materials. Although some court decisions have cast doubt on the constitutionality of COPA, and we have instituted processes for voluntary compliance with provisions of COPA that may be relevant to our business, COPA could subject us to liability.

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

Our common stock is currently quoted on the NASD's OTC Bulletin Board under the symbol "GOFH.OB." Our common stock is not actively traded and there is a limited public market for our common stock. As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price for our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained.

Applicable SEC rules governing the trading of "penny stocks" may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently quoted on the NASD's OTC Bulletin Board. On May 14, 2008, the closing price of our common stock was $0.33 per share. Stocks such as ours which trade below $5.00 per share are generally considered "penny stocks" and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management's attention and resources, which could harm our business and financial condition.

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

               In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of May 12, 2008, there were: 25,469,739 shares of common stock outstanding; 12,247,853 shares reserved for issuance upon the exercise of outstanding options under our 2004 Stock Plan, our 2006 Equity Incentive Plan and our 2007 Non-Qualified Stock Option Plan; 4,206,399 shares reserved for issuance upon the exercise of outstanding warrants (other than the June 2007 Warrants and the April 2008 Warrants); 35,000,000 shares for issuance upon conversion of the June 2007 Notes and exercise of the June 2007 Warrants; 2,575,962 shares for issuance upon conversion of the April 2008 Notes and exercise of the April 2008 Warrants. In the case of our convertible securities, including our June 2007 Notes and our April 2008 Notes, warrants and options, the perception of a significant market "overhang" resulting from the existence of our obligations to honor the conversions or exercises may create downward pressure on the trading price of our common stock. In addition, the June 2007 Notes, the June 2007 Warrants, the June 2007 Placement Agent Warrants, the April 2008 Notes, the April 2008 Warrants and certain other warrants are also subject to full-ratchet anti-dilution protection that, if triggered, could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes), $2.06 per share (in the case of the April 2008 Notes) or $1.75 per share (in the case of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the April 2008 Warrants).

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC ("KSE"), pursuant to which, among other things, KSE surrendered its warrants under the original Strategic Alliance Agreement (including its previously-issued warrants to purchase 500,000 shares of common stock) in exchange for warrants to purchase 166,667 shares of common stock. In November 2007, we issued to an accredited investor warrants to purchase 46,875 shares of our common stock at an exercise price of $1.75. On December 10, 2007, we entered into a stock and warrant issuance agreement with MiniClip Limited, pursuant to which we agreed to issue 300,000 shares of our common stock and a warrant to purchase an additional 300,000 shares of our common stock at an exercise price of $1.75 per share. On December 12, 2007, we entered into a stock issuance and participation rights agreement with MTV Networks, a division of Viacom International Inc., pursuant to which we issued 1,000,000 restricted shares of our common stock. In February 2008, we issued warrants to purchase 170,000 restricted shares of our common stock at an exercise price of $1.75 per share to certain service providers.

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

Under Section 2115 of the California General Corporation Law (the "CGCL"), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of GoFish Technologies Inc. and a majority of our business operations, revenue and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters' and appraisal rights, and inspection of corporate records.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2008, we sold the April 2008 Notes and the April 2008 Warrants in a private placement transaction for an aggregate purchase price of $1,500,000. The April 2008 Notes are unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $1,764,705.88, and the April 2008 Warrants are warrants to purchase an aggregate of 1,719,309 shares of our common stock. The April 2008 Notes are discounted 15% from the principal amount, and will bear interest at a rate of 15% per annum beginning on April 18, 2009, payable on any conversion date or the maturity date of the April 2008 Notes in cash or shares of Common Stock, at the Investor’s option. The April 2008 Notes will mature on June 8, 2010 and will be convertible into shares of Common Stock, at the Investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection.

We previously disclosed this transaction in our Current Report on Form 8-K filed with the SEC on April 21, 2008, which disclosure is incorporated herein by reference.

                During the period January 1, 2008 through March 31, 2008, we issued an aggregate of 5,370,000 stock options under our 2007 Non-Qualified Stock Option Plan to 7 individuals. The options have exercise prices ranging from $0.24 to $0.42. The issuance of the options was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved in the sale of the April 2008 Notes and the April 2008 Warrants. In addition, we issued a warrant to purchase 300,000 shares of our common stock to MiniClip Limited pursuant to our December 10, 2007 stock and warrant issuance agreement with MiniClip Limited and warrants to purchase 170,000 shares of our common stock to certain service providers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 15, 2008, we issued a press release reporting revenues for the first quarter ended March 31, 2008 and full-year guidance for 2008. A copy of such press release is attached hereto as Exhibit 99.1.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOFISH CORPORATION

Date: May 15, 2008	By: /s/ Michael Downing
Name: Michael Downing
Title: Chief Executive Officer

Date: May 15, 2008	By: /s/ Lennox L. Vernon
Name: Lennox L. Vernon
Title: Chief Accounting Officer and Director of Operations

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference

3.1	Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

3.2	Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 14, 2006 filed with the Securities and Exchange Commission on September 22, 2006 (File No. 333-131651).

3.3	Bylaws of GoFish Corporation (f/k/a Unibio Inc.)	Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

10.1	GoFish Corporation 2007 Non-Qualified Stock Option Plan (as amended through February 5, 2008)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Press release issued by GoFish Corporation on May 15, 2008	Filed herewith.