Form 10-Q
period 2008-06-30
GoFish Corp.
filed 2008-08-14
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2008, the issuer had 25,494,739 outstanding shares of common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
GoFish Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$476,918	$1,108,834
Restricted cash	550,000	---
Trade accounts receivable	1,363,867	1,604,209
Prepaid expenses	564,731	503,792

Total current assets	2,955,516	3,216,835

Property and equipment, net	344,064	457,317

Convertible note fees, net amortization of $524,509 and $273,714	1,008,741	1,189,486

Deposits	117,979	117,979

Total assets	$4,426,300	$4,981,617

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,588,546	$1,398,262
Accrued liabilities	1,814,748	714,693
Deferred revenue	39,811	---

Total current liabilities	4,443,105	2,112,955

Warrant liability	259,761	---

Convertible notes, net discount of $3,888,540 and $4,039,718	9,694,990	6,260,282

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at June 30, 2008 and December 31, 2007	---	---
Common Stock: $0.001 par value; 300,000,000 shares authorized; 25,494,739 and 25,169,739 shares issued and outstanding at June 30, 2008 and December 31, 2007	25,496	25,171
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	21,888,597	20,727,408
Accumulated deficit	(31,866,739)	(24,125,289)

Total stockholders’ equity (deficit)	(9,971,556)	(3,391,620)

Total liabilities and stockholders’ equity (deficit)	$4,426,300	$4,981,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$1,282,439	$31,686	$1,939,589	$55,760

Cost of revenues and expenses:
Cost of revenue	1,350,931	572,312	2,154,737	786,660
Sales and marketing	1,409,444	1,904,965	3,096,333	3,429,090
Product development	165,563	858,585	339,944	1,591,151
General and administrative	1,274,826	1,611,232	2,881,966	2,666,201
Acquisition costs	---	889,461	---	889,461

Total costs of revenues and expenses	4,200,764	5,836,555	8,472,980	9,362,563

Operating loss	(2,918,325)	(5,804,869)	(6,533,391)	(9,306,803)

Other income (expense):
Interest income	5,659	21,292	10,184	55,131
Miscellaneous income (expense)	---	(417)	100	537
Interest expense	(649,386)	(97,067)	(1,218,343)	(97,068)

Total other income (expense)	(643,727)	(76,192)	(1,208,059)	(41,400)

Net loss before provision for income taxes	(3,562,052)	(5,881,061)	(7,741,450)	(9,348,203)

Provision for income taxes	---	---	---	---

Net loss	$(3,562,052)	$(5,881,061)	$(7,741,450)	$(9,348,203)

Net loss per share - basic and diluted	$(0.14)	$(0.24)	$(0.30)	$(0.39)

Shares used to compute net loss per share - basic and diluted	25,483,475	24,129,424	25,531,174	23,971,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(7,741,450)	$(9,348,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in fair value of warrant liability	46,586	---
Depreciation and amortization of property and equipment	130,063	92,036
Amortization of convertible note fees	250,795	18,912
Stock-based compensation	1,019,514	753,819
Non cash interest expense	862,884	57,217
Write-off of acquisition advances	---	420,338
Changes in operating assets and liabilities:
Trade accounts receivable	240,342	(16,426)
Prepaid expenses	41,061	(109,447)
Deferred direct acquisition costs	---	66,040
Accounts payable	1,190,284	889,903
Accrued liabilities	1,100,055	1,028,314
Deferred revenue	39,811	---

Net cash used in operating activities	(2,820,055)	(6,147,497)

Cash flow from investing activities:
Acquisition advances	---	(1,020,338)
Funds held as restricted cash	(550,000)	---
Funds release from restricted cash	---	1,728,728
Funds held as deposits	---	(153,906)
Advances to founder and stockholder	---	(660)
Purchase of property and equipment	(16,810)	(512,799)

Net cash provided by (used in) investing activities	(566,810)	41,025

Cash flow from financing activities:
Proceeds from issuance of common stock, net of issuance cost	---	1,759,278
Due to stockholder	210,000	---
Reclassed as unsecured convertible discount note	(210,000)	---
Repayment of due to stockholder	---	(384,793)
Proceeds from issuance of note payable	---	200,000
Repayment of note payable	---	(200,000)
Proceeds from issuance of unsecured convertible original issue discount notes due June 2010 and related warrants, net of fees of $70,050	2,754,949	---
Proceeds from issuance of 6% senior convertible notes due June 2010 and related warrants, net of fees of $1,080,293	---	9,411,943

Net cash provided by financing activities	2,754,949	10,786,428

Net increase (decrease) in cash and cash equivalents	(631,916)	4,679,956

Cash at beginning of the period	1,108,834	3,369,542

Cash at the end of the period	$476,918	$8,049,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.           The Company

General - Unibio Inc. was incorporated in the state of Nevada on February 2, 2005. On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation.

GoFish Corporation and subsidiaries (the “Company”) operate an online youth media and entertainment network (the “GoFish Network”). The Company specializes in creating, aggregating, distributing, and monetizing premium youth content on a network of quality youth sites. The Company has been able to generate revenue by selling advertising on the websites in the GoFish Network. The GoFish Network is comprised of owned and operated websites as well as third-party websites.

Management's Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that revenues will increase as a result of its planned continued expansion of the GoFish Network’s reach, scale and scope. The Company also expects to incur additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses. In addition the Company also anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but that losses will decrease from current levels to the extent that the Company continues to grow and develop. These expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. While the Company believes that it will be able to expand operations, gain market share and raise additional funds, there can be no assurance that in the event the Company requires additional financing, such financing would be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Going Concern - The Company's financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the execution of its strategy given the current market environment for similar companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.            Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements as discussed below. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year or any other subsequent interim period. Further, the preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the Company’s audited consolidated financial statements for the preceding fiscal year. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

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

The following outstanding stock options, warrants, restricted stock and convertible notes (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect for the three and six months ended June 30, 2008 and 2007:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Shares issuable upon exercise of employee and nonemployee stock options	17,427,770	597,962	17,427,770	597,962
Shares issuable upon exercise of warrants	11,295,615	41,233	11,295,615	41,233
Shares issuable upon satisfaction of restriction	300,000		300,000
Shares issuable upon conversion of notes	8,025,861	6,437,500	8,025,861	6,437,500

Total	37,049,246	7,076,695	37,049,246	7,076,695

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

Restricted Cash - Restricted cash represents funds deposited as security for a letter of credit that the Company has provided to a publisher that guarantees minimum payments for the first quarter of 2008.

Accounts Receivable Concentrations - The Company’s accounts receivable is mainly generated by Starcom IP, Moxie Interactive, RET, Beyond Interaction, MS3 Integrated Marketing and Mediaedge which represent 35%, 12%, 9%, 8%, 7% and 5% respectively, for the three months ended June 30, 2008. Starcom IP, RET, Universal McCann, RC2 Corporation and Moxie Interactive represent 27%, 21%, 9%, 9% and 8%, respectively, for the year ended December 31, 2007.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Revenue Concentrations - The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the GoFish Network. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. The Company received revenue from the following agencies and their respective advertisers: Starcom IP, RET, Moxie Interactive, Beyond Interaction, MS3 Integrated Marketing, Mediaedge and Icon International, which provided 26%, 15%, 10%, 9%, 7%, 5% and 5%, respectively, of the Company’s revenues for the three months ended June 30, 2008. Starcom IP, RET, Moxie Interactive, Beyond Interaction, MS3 Integrated Marketing, Mediaedge, Icon International and Universal McCann provided 37%, 12%, 7%, 6%, 5%, 4%, 3% and 2% for the six months ended June 30, 2008. Revenue concentrations were immaterial to the consolidated financial statements for the three and six months ended June 30, 2007.

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

The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company estimates the volatility of the Company’s common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on the Company’s common stock and the Company’s historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option-pricing model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

Included in cost of revenues and expenses is $339,058 and $274,136 of stock-based compensation for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, this amount included $60,025 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock and $279,033 related to employees. For the three months ended June 30, 2007, this amount included $0 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock, $266,912 related to employees, and $7,224 related to deferred stock-based compensation.

Included in cost of revenues and expenses is $1,019,514 and $753,819 of stock-based compensation for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, this amount included $83,500 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock and $936,014 related to employees. For the six months ended June 30, 2007, this amount included $227,883 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock, $513,770 related to employees, and $12,166 related to deferred stock-based compensation.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents share-based compensation expense included in the Company’s Consolidated Statements of Operations related to employee and non-employee stock options, warrants and restricted shares as follows for the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007		Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cost of revenue	$46,297	$	---	$67,230	$141,667

Sale and marketing	75,421		95,221	315,361	145,083

Product development	11,745		69,060	27,131	141,404

General and administrative	205,595		109,855	609,792	325,665

Total share-based compensation	$339,058		$274,136	$1,019,514	$753,819

Stock- based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the six months periods ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007

Risk free interest rate	3.20%	4.63%

Expected lives	5.82 years	6.26 years

Expected volatility	68.62%	66.69%

Dividend yields	0%	0%

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the six months ended June 30, 2008 and 2007.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations. This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective January 1, 2009 for the Company and will be applied to all business combinations occurring on or after that date.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Concurrent with the issuance of SFAS No. 141R, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is also effective for the Company effective January 1, 2009. Early adoption is not permitted. The Company does not currently expect the adoption of SFAS 160 to have any impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not currently expect the adoption of SFAS 161 to have any impact on its financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: (“FSP EITF 03-6-1”). The FSP provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earning per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal 2008, the Company adopted the following accounting standards:

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, (“FSP FAS 157-1”) and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The adoption of this Statement did not have any effect on the Company’s consolidated financial statements. In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

3.           Property and Equipment

Property and equipment, net consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Computer equipment and software	$630,819	$614,009
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737

Total property and equipment	784,350	767,540

Less accumulated depreciation and amortization	(440,286)	(310,223)

Property and equipment, net	$344,064	$457,317

Depreciation expense totaled $64,918 and $62,948 for the three months ended June 30, 2008 and 2007 and $130,063 and $92,036 for the six months ended June 30, 2008 and 2007, respectively.

4.           Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Accrued vendor obligations	$737,196	$236,833
Accrued compensation	603,973	182,253
Accrued travel and entertainment	123,102	106,904
Accrued legal expenses	115,175	91,878
Accrued city and county taxes	76,185	53,182
Accrued interest expense	69,357	39,483
Other	89,760	4,160

Total accrued liabilities	$1,814,748	$714,693

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.           Convertible Notes

In June 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which they sold 6% senior convertibles notes due June 2010 (the “June 2007 Notes”) in the aggregate principal amount of $10,300,000 and warrants to purchase an aggregate of 3,862,500 shares of common stock (the “June 2007 Warrants”) in a private placement transaction (the “June 2007 Private Placement”).

The June 2007 Notes bear interest at a rate of 6% per annum, payable semi-annually in cash or shares of the Company’s common stock registered for resale, at the Company’s option. The June 2007 Notes mature three years from the date of issuance and are convertible, commencing six months after the date of issuance, into shares of the Company’s common stock at a conversion price of $1.60 per share, subject to full-ratchet anti-dilution protection. The Company has the right to force conversion of a specified amount of the June 2007 Notes at the then-applicable conversion price, provided that their common stock trades at or above $2.06 per share for the preceding 20 consecutive trading days and certain other conditions are satisfied. Subject to certain conditions, the Company also has the right to prepay the June 2007 Notes at par plus accrued interest and certain other amounts. Holders of the June 2007 Notes have the right to require the Company to purchase all or some of the June 2007 Notes in cash, plus a redemption premium to provide a total return on the June 2007 Notes of 10% per annum, upon the occurrence of certain change of control events prior to maturity. Holders of the June 2007 Notes also have the right to require the Company to repay the outstanding principal amount, plus accrued interest and certain other amounts, under the June 2007 Notes for a 30-day period following two years from the date of issuance.

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

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

•	cross-payment defaults and cross-acceleration to other material indebtedness;

•	certain judgment defaults;

•	events of bankruptcy; and

•	failure to comply with certain registration obligations under the Registration Rights Agreement.

Upon the occurrence of any event of default under the June 2007 Notes, holders of the June 2007 Notes have the right to require the Company to purchase all or any part of the outstanding principal amount of the June 2007 Notes at a purchase price in cash equal to the greater of: (i) 102% of such outstanding principal amount, plus all accrued and unpaid interest, any unpaid liquidated damages and other amounts then owing to the holders of the June 2007 Notes or (ii) an event equity value of the underlying shares of the Company’s common stock that would be issuable upon conversion of such principal amount, plus payment in shares of the Company’s common stock of all such accrued but unpaid interest thereon, plus an amount payable in cash of any liquidated damages and other amounts payable to the holders of the June 2007 Notes.

The June 2007 Warrants issued to the investors in the June 2007 Private Placement are exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $448,426 and $862,883 for the three and six months ended June 30, 2008, respectively.

As part of the June 2007 Private Placement, the Company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000, and associated expenses of $367,909 for a total of $1,088,909. In addition, as part of the June 2007 Private Placement, the Company issued placement agent warrants to purchase an aggregate of 309,000 shares of the Company’s common stock (the “June 2007 Placement Agent Warrants”). A portion of the June 2007 Placement Agent Warrants that are exercisable for 193,125 shares of the Company’s common stock are exercisable for a period of five years commencing one year after issuance at an exercise price of $1.60 per share. Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed fair value of the Company’s common stock of $1.72 per share on the date of issuance, the Company determined the allocated fair value of this portion of the June 2007 Placement Agent Warrants that are exercisable for 193,125 shares of the Company’s common stock to be $235,722. The remaining portion of the June 2007 Placement Agent Warrants that are exercisable for 115,875 shares of the Company’s common stock are exercisable for a period of five years commencing one year after issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed fair value of the Company’s common stock of $1.72 per share on the date of issuance, the Company determined the allocated fair value of this remaining portion of the June 2007 Placement Agent Warrants that are exercisable for 115,875 shares of the Company’s common stock to be $138,569. The total convertible note fees were $1,463,200. These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $122,077 for the three months ended June 30, 2008 and $244,154 for the six months ended June 30, 2008.

In two separate closings, on April 18, 2008 and June 30, 2008, the Company sold unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $4,117,647 (the “2008 Notes”) and detachable warrants (the “2008 Warrants”) to purchase an aggregate of 3,997,723 shares of our common stock, in a private placement transaction for an aggregate purchase price of $3,500,000. At June 30, 2008, proceeds of $675,000 were not yet received by the Company and are therefore not reflected in the convertible note balance at June 30, 2008. Associated with the subsequently received proceeds, there were 770,993 of unissued warrants at June 30, 2008. The 2008 Notes are discounted 15% from their respective principal amounts and will bear interest at a rate of 15% per annum beginning one year from the date of issuance, payable on any conversion date or the maturity date of the 2008 Notes in cash or shares of the Company’s common stock, at the investor’s option. The 2008 Notes will mature on June 8, 2010 and will be convertible into shares of the Company’s common stock, at the investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The 2008 Warrants are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. Utilizing the Black-Scholes option-pricing model and the following assumptions: estimated volatility of 64.9%, a contractual life of five years, a zero dividend rate, 3.34% risk free interest rate, and the fair value of common stock of $1.75 per share at date of grant, the Company determined the initial allocated fair value of the warrants to be $276,858. At June 30, 2008, 770,993 of the 2008 Warrants with an initial fair value of $63,683 have not been reflected as issued because the related debt proceeds were not received until subsequent to June 30, 2008. The Company has recoded $213,175 as a debt discount and is amortizing the debt discount over the term of the 2008 Notes. The amortization is being recorded as interest expense and totaled $8,718 for the three and six months ended June 30, 2008. As part of the issuance on April 18, 2008, the Company paid legal and due diligence fees of $70,050. These fees are being amortized to expense over the term of the 2008 Notes and amounted to $6,641 for the three and six months ended June 30, 2008.

The 2008 Warrants provide for a contingent cash settlement feature. As such, the initial allocated fair value and subsequent re-measurements are classified as Warrant Liability in the Company’s consolidated financial statements. See Note 7.

Interest expense totaled $649,386 and $1,218,343 for the three and six months ended June 30, 2008, respectively.

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

In 2006, the Company’s Board of Directors adopted a 2006 Stock Plan (the “2006 Plan”). The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors approved an additional issuance of 2,000,000 shares. Under the Plan, incentive stock options and nonqualified stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options will be vested over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. In March 2008, the Board of Directors froze the 2006 Plan resulting in no additional options being available for grant under the 2006 Plan.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On October 24, 2007, the Company board of directors approved the Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The purposes of the Non-Qualified Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The Non-Qualified Plan initially provided for a maximum aggregate of 3,600,000 shares of the Company’s common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Plan. On October 31, 2007, the Company board of directors adopted an amendment to the Non-Qualified Plan to increase the total number of shares of the Company’s common stock that may be issued pursuant to the Non-Qualified Plan from 3,600,000 shares to 4,000,000 shares. On December 18, 2007, the Company’s board of directors adopted a further amendment to the Non-Qualified Plan to increase the total number of shares of the Company’s common stock that may be issued pursuant to the Non-Qualified Plan from 4,000,000 shares to 5,500,000 shares. On February 5, 2008, the Company’s board of directors adopted an additional amendment to the Non-Qualified Plan to increase the total plan shares that may be issued from 5,500,000 shares to 10,500,000 shares. On June 4, 2008, the Company’s board of directors further increased the number of shares reserved under the 2007 Plan to 16,500,000. The Company board of directors (or any committee composed of members of the Company board of directors appointed by it to administer the Non-Qualified Plan), has the authority to administer and interpret the Non-Qualified Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the Non-Qualified Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the Non-Qualified Plan. The Non-Qualified Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The exercise price for an Option shall be determined by the administrator. The term of each option under the Non-Qualified Plan shall be no more than ten years from the date of grant. The Non-Qualified Plan became effective upon its adoption by the Company’s board of directors, and will continue in effect for a term of ten years, unless sooner terminated. The Company board of directors may at any time amend, suspend or terminate the Non-Qualified Plan. The Non-Qualified Plan also contains provisions governing: (i) the treatment of options under the Non-Qualified Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of the Company, or complete liquidation or dissolution of the Company) and changes in control of the Company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

On March 31, 2008, the Board froze the 2006 Plan and adopted a new plan, the GoFish Corporation 2008 Stock Incentive Plan (as amended, the “2008 Plan”). The 2008 Plan is intended to replace the frozen 2006 Plan and permits options and other equity compensation to be awarded to most California employees. As originally adopted, the 2008 Plan provided for the issuance of up to 2,400,000 shares of the Company’s common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder. On June 4, 2008, the Board adopted an amendment to the 2008 Plan to (i) decrease the maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares. The Board intends to solicit stockholder approval for the 2008 Plan prior to March 31, 2009. The 2008 Plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator, defined as the Board or one or more committees designated by the Board. The 2008 Plan will initially be administered by the Board.

The Board froze the 2004 Plan on October 27, 2006 and the 2006 Plan on March 31, 2008. As of June 30, 2008, there were 297,737 shares under the 2004 Plan and 3,073,229 shares under the 2006 Plan that were unavailable for further issuance.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option transactions is as follows:

	Options Outstanding
	Options available for grant	Number of options	Weighted average exercise price

Balances at December 31, 2007	3,021,584	7,194,770	$0.91
Additional shares reserved	12,500,000	---
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	---
Options granted	(10,932,000)	10,932,000	$0.42
Options cancelled	1,169,000	(1,169,000)	$1.36
Balances at June 30, 2008	2,387,618	16,957,770	$0.56

The following table summarizes information concerning outstanding options as of June 30, 2008:

Options Outstanding and Exercisable

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$ 0.06	364,300	5.43		355,142	5.43
$ 0.23	4,525,000	9.27		531,250	9.27
$ 0.24	317,000	9.26		10,500	9.26
$ 0.27	400,000	8.83		88,889	8.83
$ 0.29	400,000	9.24		-	-
$ 0.35	4,840,000	9.08		1,984,446	9.08
$ 0.37	1,880,359	8.77		870,626	8.77
$ 0.80	2,500,000	9.43		-	-
$ 1.50	1,366,840	8.37		642,889	8.37
$ 3.08	50,000	7.96		24,167	7.96
$ 3.65	64,271	7.87		64,271	7.87
$ 3.78	15,000	8.38		4,063	8.38
$ 3.80	65,000	8.30		18,958	8.30
$ 5.79	170,000	8.08		59,792	8.08

	16,957,770	8.99	$818,433	4,654,993	8.63	$234,412

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted-average grant date fair value of the options granted during the six month periods ended June 30, 2008 and 2007 were $0.16 and $3.20, respectively.

At June 30, 2008, there was $2,086,376 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over the weighted average period of 2.36 years.

During the six month period ended June 30, 2007, the Company accelerated vesting for certain employees who terminated their employment. As a result, of these modifications the Company recognized additional compensation expense of $151,435 for the six month period ended June 30, 2008.

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the six month periods ended June 30, 2008 and 2007.

Stock-based compensation expense related to stock options, warrants and restricted stock granted to nonemployees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option-pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates.

A summary of outstanding Common Stock Warrants as of June 30, 2008 is as follows:

		Exercise	Expiration
Securities into which warrants are convertible	Shares	Price	Date

Common Stock	80,510	$0.61	October 2008
Common Stock	3,909,375	$1.75	June 2013
Common Stock	193,125	$1.60	June 2013
Common Stock	3,133,333	$1.75	October 2011
Common Stock	3,226,730	$1.75	April 2013
Common Stock	115,875	$1.75	June 2013
Common Stock	470,000	$1.75	February 2013
Common Stock	166,667	$3.00	January 2012

Total	11,295,615

In February 2008, the Company issued warrants to purchase 470,000 shares of the Company’s common stock at the exercise price of $1.75 in exchange for services rendered to the Company.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7.           Warrant liability

As discussed in Note 5, in two separate closings, on April 18, 2008 and June 30, 2008, the Company sold the 2008 Notes and the 2008 Warrants. The 2008 Warrants have a five-year term and are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. The 2008 Warrants contain a net cash settlement feature, which is available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value in the Company’s Consolidated Balance Sheets, estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the Company’s Statements of Operations as an adjustment to interest expense. Accordingly, we recorded additional interest expense of $46,586 during the three and six month period ended June 30, 2008, which represents the increase in fair value of the warrant liability from the date of issuance, April 18, 2008, through June 30, 2008. There was no increase or decrease in the fair value of the warrants issued on June 30, 2008 which were initially valued at $125,006. The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of April 18, 2008 and June 30, 2008 were as follows:

	April 18,	June 30,
	2008	2008

Aggregate fair value	$88,169	$259,761
Expected volatility	64.90%	64.90%
Remaining contractual term(years)	5.0	4.8
Risk-free interest rate	2.95%	3.34%
Expected dividend yield	0%	0%
Common stock price	$0.29	$0.37

8.            Related Party Transactions

The following is the activity between the Company and a stockholder related to amounts due to this individual:

	June 30,	December 31,
	2008	2007

Beginning balance	$210,000	$	---
Amounts received by the Company	---		---
Amounts reclassed to convertible debt	(210,000)		---

Due to stockholder	$ ---	$	---

9.           Cash Flow Information:

Cash paid during the six months ended June 30, 2008 and 2007 is as follows:

	June 30,	June 30,
	2008	2007

Interest	$279,000	$	---

Income taxes	$ ---	$	---

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

GoFish Corporation (the “Company,” “GoFish,” “we,” or “our”) operates an online entertainment and media network (the “GoFish Network”) with a focus on reaching kids, teens and moms. According to comScore Media Metrix, the GoFish Network reached roughly 23 million unique U.S. users per month as of June 30, 2008, currently ranking as the third-largest online destination in comScore’s Kids-Entertainment and Teen-Community categories and the second-largest online destination in the Women-Community category. The sites in the GoFish Network reach more than 75 million users worldwide, more than any other property in those same comScore’s categories.

We generate revenue by selling advertising on the websites in the GoFish Network. The GoFish Network is comprised of our owned and operated websites, as well as third-party websites (“publishers”) aimed at the 6-17 year old demographic and their co-viewing parents, for which GoFish is the exclusive brand advertising monetization partner. We aim to attract publishers to the GoFish Network by providing them with access to relevant, high quality, advertising, as well as sponsorship and video and other content opportunities at higher revenue rates than could be obtained by these sites independently. The collection of these websites into the GoFish Network provides a platform for advertisers to reach our core constituency of kids, teens and moms. The GoFish Network focuses on brand immersion experiences that reach kids, teens and moms in a deeply engaged state of mind.

Recent Developments

On June 5, 2008, we announced the appointment of Matt Freeman as the Company’s Chief Executive Officer and a director. Mr. Freeman, age 38, is the former founder and Chief Executive Officer of Tribal DDB Worldwide, an interactive agency that is a part of Omnicom Group’s DDB Worldwide. Under his leadership, he helped grow Tribal DDB Worldwide from $5 million in annual revenue to over 1,500 employees and $250 million in annual revenue in a global network of 45 offices spanning 28 countries. In January 2006, AdWeek named Tribal DDB Worldwide its Interactive Agency of the Year, and, in January 2008, Advertising Age awarded it Global Agency Network of the Year. Both publications cited Freeman’s leadership as a critical factor in Tribal’s enduring success. Mr. Freeman replaced Michael Downing.

In two separate closings, on April 18, 2008 and June 30, 2008, we sold to certain accredited investors unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $4,117,647 (the “2008 Notes”) and warrants (the “2008 Warrants”) to purchase an aggregate of 3,997,723 shares of our common stock, in a private placement transaction for an aggregate purchase price of $3,500,000. The 2008 Notes are discounted 15% from their respective principal amounts and will bear interest at a rate of 15% per annum beginning one year from the date of issuance, payable on any conversion date or the maturity date of the 2008 Notes in cash or shares of our common stock, at the investor’s option. The 2008 Notes will mature on June 8, 2010 and will be convertible into shares of our common stock, at the investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection. The 2008 Warrants are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share.

Trends in Our Business

We recently refined our strategic focus to narrow our target audience to the 6-17 year old demographic and their co-viewing parents. We seek to enter into contractual relationships with publishers that we believe appeal to a similar target audience, under which we assume responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. Our revenues have generally increased as a result of implementing this change and we expect our revenues to continue to grow during the remainder of fiscal year 2008. In the youth advertising market, the first half of the year tends to experience lower spending, while the second half of the year tends to experience higher spending. In addition, online advertising, as well as the demand for performance-based marketing services has, in the past, peaked during the fourth quarter holiday season.

In general, the sales cycle in our business ranges from three to nine months. This is due to the general practice for all advertiser categories to plan at least one quarter in advance. In some cases, several of our key advertiser categories, such as consumer packaged goods, buy ad media well in advance of a campaign (up to 12 months). We believe that the growth of the GoFish Network during the first six months of fiscal year 2008 will contribute to revenue growth during the second half of fiscal year 2008. Nearly 100% of our revenues for the three months ended March 31, 2008 and over 90% of our revenues for the three months ended June 30, 2008 was for sites that were in the GoFish Network as of December 31, 2007. We expect this percentage to continue to decrease as the sales cycle for the newer sites in the GoFish Network matures.

Since the formal launch of the GoFish Network in February 2008, we have seen an increase in demand for our services, which contributed to our revenue growth rate during the three months ended June 30, 2008. In general, since the launch of the GoFish Network, we have received more requests for proposals and been invited to pitch more business. As a result, we believe that we have built a robust sales pipeline. We continue to anticipate that our revenue will show significant quarter-over-quarter growth for the rest of fiscal year 2008 as the launch of the GoFish Network, the anticipated increase in the size of the GoFish Network and the sales cycle all are expected to mature.

We believe that a shift in consumer behavior online, known as “Deportalization,” is affecting and will continue to affect the distribution of advertising dollars on the Internet. Deportalization is a term that describes the phenomenon where Internet traffic is moving from large portals to smaller, disparate sites. From February 2000 to October 2006, the number of websites grew from 10 million to 100 million. During the following 12 months, the number of websites grew to 143 million. The drivers of this trend are search and increased user confidence with regard to the medium. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites. We also believe that vertical advertising networks, such as the GoFish Network, will receive an increasing share of advertising dollars spent online.

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

Results of Operations - Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Revenues

Total revenues increased to $1,282,439 for the three months ended June 30, 2008 from $31,686 for the three months ended June 30, 2007, and to $1,939,589 for the six months ended June 30, 2008 from $55,760 for the six months ended June 30, 2007. The increase reflects higher sales from advertising that was sold across the GoFish Network. Revenues for the three and six months ended June 30, 2008 consisted of advertising fees, primarily from graphical and rich-media ads, and reflect the Company’s refined strategic focus. By comparison, revenues for the three and six months ended June 30, 2007 consisted mostly of advertising fees on our owned and operated sites, primarily from banner and text-based ads. The sales cycle in our business generally ranges from three to nine months. During the three months ended March 31, 2008, nearly 100% of our revenues were derived from advertising sold for the sites that were in the GoFish Network as of December 31, 2007, and during the three months ended June 30, 2008, over 90% of our revenues corresponded to these sites. We expect this percentage to continue to decrease during the rest of fiscal year 2008 as the sales cycle matures for the newer publishers in the GoFish network.

       During the three months ended June 30, 2008, we had booked advertisements of $2,433,152.52, of which $662,390.01 was recognized as revenue during the three months ended June 30, 2008 and of which $1,716,197.86 is expected to be recognized as revenue over the course of this fiscal year, with $50,000.40 expected to be recognized as revenue during 2009.  Bookings reflect insertion orders paced with the Company by advertisers, most of which can be canceled upon notice; however, the Company has experienced a less than 1% cancellation rate in the past twelve months.

We continue to project that revenues for the full fiscal year 2008 will be in the range of $8.5 million to $11 million. While management believes this program has a reasonable basis, this projection is subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such projection, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC.

Costs of Revenues

Cost of revenues consist primarily of direct payments to publishers for revenue share on advertising revenues, costs associated with hosting our websites and ad serving costs for impressions delivered in connection with advertising revenues.

Cost of revenues increased to $1,350,931 for the three months ended June 30, 2008 from $572,312 for the three months ended June 30, 2007, representing an increase of $778,619. The increase included $987,967 of payments made to publishers, $95,532 for ad serving costs, $46,944 for licensing expenses and $46,297 for share-based compensation expenses related to SFAS No, 123(R). These increases were partly offset by a reduction in video production costs of $380,680 and a reduction in web hosting costs of $17,441.

For the six months ended June 30, 2008, cost of revenues increased to $2,154,737 from $786,660 for the six months ended June 30, 2007, respectively, representing an increase of $1,368,077. The increase included $1,547,947 of payments made to publishers, $134,894 for ad serving costs, $67,230 for share-based compensation expenses related to SFAS No, 123(R), $65,752 for licensing expenses and $38,339 for web hosting costs. These increases were partly offset by a $486,085 reduction in video production costs.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

Sales and marketing expenses decreased to $1,409,444 for the three months ended June 30, 2008 from $1,904,965 for the three months ended June 30, 2007, representing a decrease of $495,521. The decrease was attributable to an $891,165 reduction in advertising and other marketing related expenses and a $158,610 decrease in professional services for public relations and related development research expense. These decreases were partly offset by a $369,708 increase in personnel and other benefits related costs, including a $19,800 decrease in share-based compensation expenses related to SFAS No, 123(R), a $50,239 increase in travel expenses and a $134,307 increase in allocation of facilities, IT and other operating expenses.

For the six months ended June 30, 2008, sales and marketing expenses decreased to $3,096,333 from $3,429,090 for the six months ended June 30, 2007, respectively, representing a decrease of $332,757. The decrease was attributable to a $1,271,091 reduction in advertising and other marketing related expenses and a $294,124 decrease in professional services for public relations and related development research expense. These decreases were partly offset by an $842,149 increase in personnel and other benefits related costs, including a $28,611 increase in share-based compensation expenses related to SFAS No, 123(R), an $83,652 increase in travel expenses and a $306,657 increase in allocation of facilities, IT and other operating expenses.

The growth in direct sales personnel was responsible for the increases in personnel and other benefits related costs, sales commission and travel. The reduction in advertising, other marketing expenses, public relations and related development research expenses correlated to the refinement of our strategic focus and a reduced need for advertising campaigns.

Employees in sales and marketing at June 30, 2008, and 2007 were 25 and 10, respectively.

Product Development

Product development expenses consist primarily of compensation-related expenses incurred for the development of, and enhancement to, systems that enable us to drive and support revenue generating activities across the GoFish Network.

Product development expenses decreased to $165,563 for the three months ended June 30, 2008 from $858,585 for the three months ended June 30, 2007, representing a decrease of 693,022. The decrease was attributable primarily to decrease in compensation related expenses of $624,229, including a $57,315 decrease in share-based compensation expenses related to SFAS No. 123(R) and the allocation of approximately $68,793 of facilities, IT and other operating expenses.

For the six months ended June 30, 2008, product development expense decreased to $339,944 from $1,591,151 for the six months ended June 30, 2007, respectively, representing a decrease of $1,251,207. The decrease was attributed primarily to a decrease in compensation related expenses of $1,176,928, including a $114,272 decrease in share-based compensation expenses related to SFAS No. 123(R), and the allocation of approximately $74,279 of facilities, IT and other operating expenses.

Employees in product development at June 30, 2008 and 2007 were 5 and 14, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased to $1,274,826 for the three months ended June 30, 2008 from $1,611,232 for the three months ended June 30, 2007, representing a decrease of $336,406. The decrease was attributable to a $121,868 decrease in personnel and other benefits related costs, including a $95,739 increase in share-based compensation expenses related to SFAS No. 123(R), a $275,401 decrease in accounting, investor relations and other professional services, a $57,508 reduction in travel expenses and a $5,282 decrease in unallocated facilities, IT and other operating expenses. These decreases were partly offset by a $123,653 increase in the amortization of deferred financing costs related to the debt issuance costs of the June 2007 Notes and the 2008 Notes that were issued on April 18, 2008 (the “April 2008 Notes”).

For the six months ended June 30, 2008, general and administrative expenses increased to $2,881,966 from $2,666,201 for the six months ended June 30, 2007, respectively, representing an increase of $215,765. The increase was attributable to a $147,784 increase in personnel and other benefits related costs including a $284,124 increase in share-based compensation expenses related to SFAS No, 123(R), a $245,730 increase in the amortization of deferred financing costs related to the debt issuance costs of the June 2007 Notes and the April 2008 Notes and a $179,954 increase in unallocated facilities, IT and other operating expenses. These increases were partly offset by a $203,079 decrease in accounting, investor relations and other professional services and a $154,624 reduction in travel expenses. The issuance of employee options was primarily responsible for the increase in share-based compensation and facilities expenses increased due to the new leasing agreements for office space in San Francisco, California in April 2007 and in New York, New York in October 2007.

Employees in general and administrative at June 30, 2008 and 2007 were 5 and 10, respectively.

Other Income and Expenses

Other expense increased to $643,727 for the three months ended June 30, 2008 from $76,192 for the three months ended June 30, 2007, representing an increase of $567,535, as a result of increased interest expense, which was partly offset by interest income.

For the six months ended June 30, 2008, other expense increased to $1,208,059 from $41,400 for the six months ended June 30, 2007, representing an increase of $1,166,659, as a result of increased interest expense, which was partly offset by interest income.

Interest income is derived primarily from short-term interest earned on operating cash balances.

Interest expense recorded in the three and six months ended June 30, 2008 relates to the June 2007 Notes, including the discounts on warrants and the amortization of the discounts on the April 2008 Notes and June 2008 Notes and related warrants.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private sales of securities and borrowings. As of June 30, 2008, we had $476,918 in cash and cash equivalents. Because we expect to continue to incur an operating loss in fiscal 2008, we will need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests.

In two separate closings, on April 18, 2008 and June 30, 2008, we sold to certain accredited investors the 2008 Notes in the aggregate principal amount of $4,117,647 and the 2008 Warrants to purchase an aggregate of 3,997,723 shares of our common stock in a private placement transaction for an aggregate purchase price of $3,500,000. At June 30, 2008, net proceeds of $2,754,949 were received. Proceeds of $675,000 were not yet received by the Company as of June 30, 2008 and are therefore not reflected in the cash balance. The 2008 Notes are discounted 15% from their respective principal amounts and will bear interest at a rate of 15% per annum beginning one year from the date of issuance, payable on any conversion date or the maturity date of the 2008 Notes in cash or shares of our common stock, at the investor’s option. The 2008 Notes will mature on June 8, 2010 and will be convertible into shares of our common stock, at the investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection. The 2008 Warrants are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share.

Net cash used in operating activities was $2,820,055 and $6,147,497 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, the cash used in operating activities was primarily due to a net loss of $5,431,608 which is net of non cash expenses of $2,309,842, and a change in working capital of $2,611,553. The non cash expense items included an increase in the fair value of warrant liability of $46,586, depreciation and amortization of $130,063, amortization of convertible note fees of $250,795, stock-based compensation of $1,019,514 and non cash interest expense of $862,884. For the six months ended June 30, 2007, the primary use of cash was due to a net loss of $8,005,881, which is net of non cash expenses of $1,342,322, and a change in working capital of $1,858,384. The non cash expense items included depreciation and amortization of $92,036, amortization of convertible note fees of $18,912, stock-based compensation of $753,819, non cash interest expense of $57,217 and write-off of acquisition advances of $420,338.

Net cash used in investing activities was $566,810 for the six months ended June 30, 2008 and net cash provided by investing activities was $41,025 for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash used in investing activities consisted of $550,000 deposited as security for a letter of credit and the purchase of property and equipment in the amount of $16,810. For the six months ended June 30, 2007, net cash provided by investing activities related to acquisition advances of $1,020,338, funds released from restricted cash of $1,728,728, funds held as deposits of $153,906, advances to founder and stockholder of $660 and the purchase of property and equipment $512,799.

Net cash provided by financing activities was $2,754,949 and $10,786,428 for the six months ended June 30, 2008 and 2007, respectively. The net cash provided by financing activities for the six months ended June 30, 2008 was $210,000 of advances from a shareholder, the conversion of this amount of $210,000 to unsecured discount notes and the net proceeds of $2,754,949 from the issuance of unsecured discount notes. The net cash from financing activities for the six months ended June 30, 2007 was derived from the net proceeds from the issuance of our common stock of $1,759,278, repayment to shareholder of $384,793, proceeds from issuance of notes payable of $200,000, repayment of notes payable of $200,000, and net proceeds from the issuance of convertible notes and related warrants of $9,411,943.

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

Revenue Recognition

We derive almost entirely all of our revenues from fees we receive from advertisers who place ads on the GoFish Network. We believe an opportunity exists to provide advertisers with a more efficient way to reach kids, teens and moms on the GoFish Network through the inherent strengths of a vertical network. Factors that we believe will influence the success of our advertising programs include: (i) growth in the number of users populating the GoFish Network, (ii) growth in the amount of time spent per user on the GoFish Network; (iii) size and quality of our sales force and sales support staff; (iv) visibility and brand recognition in the market; (v) perceived quality and value of the network from advertisers; (vi) advertiser willingness to allocate budgets to the GoFish Network, (vii) the number of advertisers and the variety of products available, (viii) advertisers’ return on investment and the efficacy of click-through conversions, (ix) enhanced ad vehicles, products, services and sponsorships, and (x) our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the online medium. The attitudes and behavior of today’s kids, teens and tweens, who have had access to the Internet for most of their lives, is only now beginning to be understood. It is becoming apparent, we believe, that the best way to advertise to this demographic is online, and that it is also a way to reach their co-viewing parents. To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers, and relevancy to the publishers in the GoFish Network and their users. We offer rich, immersive experiences which are highly valued by both the consumer and the advertisers and believe we can generate higher CPMs through these experiences.

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

Other expenses directly related to generating revenue include technology and operational infrastructure, including computer equipment maintenance, co-location and Internet connectivity fees, Web traffic analysis and technology license and usage fees.

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

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option-pricing model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through June 30, 2008.

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

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $4,764 and $119,414 for the three and six months ended June 30, 2008, respectively, and $940,923 and $1,485,866 for the three and six months ended June 30, 2007, respectively.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations. This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective January 1, 2009 for the Company and will be applied to all business combinations occurring on or after that date.

Concurrent with the issuance of SFAS No. 141R, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is also effective for the Company effective January 1, 2009. Early adoption is not permitted. The Company does not currently expect the adoption of SFAS 160 to have any impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not currently expect the adoption of SFAS 161 to have any impact on its financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: (“FSP EITF 03-6-1”). The FSP provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earning per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal year 2008, the Company adopted the following accounting standards

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer and Director of Operations, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Accounting Officer and Director of Operations, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008 and that, we believe, had not yet been remediated and continued to exist as of June 30, 2008, our Chief Executive Officer and Chief Accounting Officer And Director of Operations concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective. The material weaknesses in internal control over financial reporting that we believe had not yet been remediated and continued to exist as of June 30, 2008 are as follows:

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

•
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors’ oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls.

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

As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008, we have been in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $5.3 million for the year ended December 31, 2006, a net loss of approximately $16.4 million for the year ended December 31, 2007 and a net loss of approximately $7.7 million for the six months ended June 30, 2008. As of June 30, 2008, our accumulated deficit was approximately $31.9 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the six months ended June 30, 2008 were $1,939,589. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could materially adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on the GoFish Network. For the six months ended June 30, 2008, revenue from our five largest advertisers accounted for 67% of our revenue. Our largest advertiser accounted for 37% of our revenue for the six months ended June 30, 2008. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenue could materially adversely affect our results of operations. In addition, our relationships with publishers participating in the GoFish Network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in the GoFish Network, could limit our ability to generate revenue.

For the six months ended June 30, 2008, advertising revenue connected to our largest publisher accounted for approximately 47% of our revenues. Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenue. We cannot assure you that any of the publishers participating in the GoFish Network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in the GoFish Network could limit our ability to generate revenue.

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

Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable which could increase the volatility of the price of our common stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

•	our ability to attract and incorporate publishers into the GoFish Network;

•	the ability of the publishers in the GoFish Network to attract visitors to their websites;

•	the amount and timing of costs relating to the expansion of our operations,

•	including sales and marketing expenditures;

•	our ability to control our gross margins;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on the GoFish Network; and

•	our ability to obtain cost-effective advertising throughout the GoFish Network.

Due to all of these factors, our operating results may fall below the expectations of investors, which could cause a decline in the price of our common stock. In addition, since we expect that our operating results will continue to fluctuate in the future, it is difficult for us to accurately forecast our revenues.

Our limited operating history in the operation of an online entertainment and media network of websites makes evaluation of our business difficult, and our revenues are currently insufficient to generate positive cash flows from our operations.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched the gofish.com website in October 2004 and only began building the GoFish Network during 2007. We formally launched the GoFish Network in February 2008. The revenue received currently is insufficient to generate positive cash flows from our operations.

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

Furthermore, the June 2007 Notes, the June 2007 Warrants, the June 2007 Placement Agent Warrants, the 2008 Notes, the 2008 Warrants and certain other warrants are also subject to full-ratchet anti-dilution protection. If we issue common stock or securities convertible into common stock at a price per share lower than the $1.60 per share conversion price of the June 2007 Notes, the $2.06 per share conversion price of the 2008 Notes or the $1.75 per share exercise price of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the 2008 Warrants, such conversion or exercise price, as applicable, would be automatically adjusted to equal the lower price. This “full ratchet anti-dilution” provision could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes), $2.06 per share (in the case of the 2008 Notes) or $1.75 per share (in the case of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the 2008 Warrants).

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

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of indebtedness and, subject to restrictions in agreements governing our June 2007 Notes and our 2008 Notes, we may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences to us and your investment in our common stock, including the following:

•
it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding indebtedness, and we may be unable to generate sufficient cash flow to service our debt and meet our other commitments;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•	we must use a significant portion of our cash flow for payments on our debt, which may reduce the funds available to reinvest in the Company and its business;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt; and

• our ability to borrow additional funds or to refinance debt may be limited.

Negative covenants in agreements governing our June 2007 Notes and our 2008 Notes limit, among other things, our ability to incur debt, pay dividends, raise additional capital, create liens on our properties and/or issue equity securities with registration rights, which may impair our ability to pursue our objectives.

The purchase agreement governing our June 2007 Notes and the subscription agreement governing our 2008 Notes contain various negative covenants that limit, among other things, our ability to incur debt (except for certain excepted issuances), pay dividends, raise additional capital, create liens on our properties and issue equity securities with registration rights (except for certain excepted issuances), without the consent of holders of greater than 75% of the aggregate principal amount of the June 2007 Notes then outstanding. In addition, the subscription agreement governing our 2008 Notes contain various negative covenants that limit, among other things, our ability to create liens on our properties (except for certain permitted liens), pay dividends and incur obligations for borrowed money (except for certain excepted issuances and permitted liens), without the consent of the holders of the 2008 Notes. While certain holders of the June 2007 Notes had consented to the execution of the subscription agreement governing our 2008 Notes and the issuance of our 2008 Notes and our 2008 Warrants thereunder, we cannot assure you that we would be able to obtain similar consents under such indebtedness as may be necessary in the future. Accordingly, these negative covenants may impair our ability to pursue our objectives.

Any failure to comply with those covenants may constitute a breach under the purchase agreement governing our June 2007 Notes and/or the subscription agreement governing our 2008 Notes, as the case may be, that would provide the holders of such notes with, among other things, the right to require us to purchase all or any part of the then outstanding principal amount of the June 2007 Notes and the 2008 Notes, as the case may be. We may not have sufficient funds to repay all amounts payable under the June 2007 Notes or the 2008 Notes upon such a breach.

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

Enhancing our brand is critical to expanding our base of users, advertisers, publishers in the GoFish Network, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. If we fail to enhance our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Enhancing our brand will depend largely on our ability to provide high-quality products and services, which we may not do successfully.

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

We recently experienced a significant change in our top management.

On June 5, 2008, we announced the resignation of Michael Downing as our Chief Executive Officer and a director and the appointment of Matt Freeman as our Chief Executive Officer and a director. Although the board of directors believes that this management change is in our best interests and that our new Chief Executive Officer will have a positive impact on the Company, a significant personnel change may have the effect of disrupting our day-to-day operations until such time as our new Chief Executive Officer is integrated and fully informed with respect to our business and operations.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel.

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

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. In addition, based on an evaluation as of June 30, 2008 and the identification of a number of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer also concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2008.

We are in the process of implementing remediation efforts with respect to these material weaknesses. However, if these remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our financial conditions and results of operations may be adversely impacted. Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

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

In February 2007, we learned that approximately half of the three million shares of our common stock issued as part of a private placement transaction we consummated in October 2006 to entities controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuireWoods LLP, may have been improperly traded. We believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entities he controlled to resell certain of these shares. Mr. Zehil’s conduct was reported to the SEC, and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuireWoods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

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

We recently refined our strategic focus to narrow our target audience to the 6-17 year old demographic and their co-viewing parents and to seek to enter into contractual relationships with websites (“publishers”) that we believe appeal to a similar target audience, under which we take on responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. In connection with the development and implementation of our refined strategic focus, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers. If we are unable to effectively implement our refined strategic focus, our business and operating results would be adversely affected.

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

Even if we initially attract advertisers to the GoFish Network, they may decide not to advertise to our community if their investment does not have the desired result, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may reduce the rates they are willing to pay or may not continue to place ads with us.

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

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. We compete against well-capitalized advertising companies as well as smaller companies.

We compete against self-serve advertising networks such as Google AdSense, Valueclick, Advertising.com and Tribal Fusion that serve impressions onto a wide variety of mostly small and medium sites. We compete against behavioral networks, such as Tacoda and Blue Lithium, which serve the same inventory as general networks, but add behavioral targeting. We also compete against other full-service advertising networks that provide a more complete service when selling advertising, such as Gorilla Nation and Glam.

If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

We face competition from websites catering to our target demographic, as well as traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our revenues and results of operations.

In the online advertising market, we compete for advertising dollars with all websites catering to our target demographic, including portals, search engines and websites belonging to other advertising networks. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets. Most large advertisers have fixed advertising budgets, a small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our revenues and results of operations would be harmed.

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

Many components of websites on the GoFish Network are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, many of the websites on the GoFish Network collect certain information from users. The collection and use of such information may be subject to U.S. state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures (e.g., S. 495, the “Personal Data Privacy and Security Act of 2007”). Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, in liability and materially harm our business.

The websites on the GoFish Network post privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, such privacy policies may now or in the future fail to comply with applicable law. The websites on the GoFish Network are subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of information. We cannot assure you that the websites on the GoFish Network are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. Any failure to comply with posted privacy policies, any failure to conform privacy policies to changing aspects of the business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our publishers’ websites, technologies and products and this may adversely affect our business.

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

The Children’s Online Privacy Protection Act (“COPPA”) imposes civil penalties for collecting personal information from children under the age of 13 without complying with the requirements of COPPA. While we have narrowed our target audience on the GoFish Network to the 6-17 year old demographic and their co-viewing parents, we do not allow users under 13 to register on our owned and operated websites and we do not collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. In addition, publishers in the GoFish Network may violate COPPA on their websites.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On August 12, 2008, the closing price of our common stock was $0.31 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of August 12, 2008, there were: 25,494,739 shares of common stock outstanding; 17,652,739 shares reserved for issuance upon the exercise of outstanding options under our 2004 Stock Plan, our 2006 Equity Incentive Plan, our 2007 Non-Qualified Stock Option Plan and our 2008 Stock Incentive Plan; 4,206,385 shares reserved for issuance upon the exercise of outstanding warrants (other than the June 2007 Warrants and the 2008 Warrants); 35,000,000 shares reserved for issuance upon conversion of the June 2007 Notes and exercise of the June 2007 Warrants; 5,996,561 shares reserved for issuance upon conversion of the 2008 Notes and exercise of the 2008 Warrants. In the case of our convertible securities, including our June 2007 Notes and our 2008 Notes, warrants and options, the perception of a significant market “overhang” resulting from the existence of our obligations to honor the conversions or exercises may create downward pressure on the trading price of our common stock. In addition, the June 2007 Notes, the June 2007 Warrants, the June 2007 Placement Agent Warrants, the 2008 Notes, the 2008 Warrants and certain other warrants are also subject to full-ratchet anti-dilution protection that, if triggered, could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes), $2.06 per share (in the case of the 2008 Notes) or $1.75 per share (in the case of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the 2008 Warrants).

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC (“KSE”), pursuant to which, among other things, KSE surrendered its warrants under the original Strategic Alliance Agreement (including its previously-issued warrants to purchase 500,000 shares of common stock) in exchange for warrants to purchase 166,667 shares of common stock. While the Amended and Restated Strategic Alliance Agreement was terminated as of August 4, 2008, KSE continues to have six months from the date of termination within which to exercise its warrants. In November 2007, we issued to an accredited investor warrants to purchase 46,875 shares of our common stock at an exercise price of $1.75. On December 10, 2007, we entered into a stock and warrant issuance agreement with MiniClip Limited, pursuant to which we agreed to issue 300,000 shares of our common stock and a warrant to purchase an additional 300,000 shares of our common stock at an exercise price of $1.75 per share. On December 12, 2007, we entered into a stock issuance and participation rights agreement with MTV Networks, a division of Viacom International Inc., pursuant to which we issued 1,000,000 restricted shares of our common stock. In February 2008, we issued warrants to purchase 170,000 restricted shares of our common stock at an exercise price of $1.75 per share to certain service providers.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed in our Current Reports on Form 8-K filed with the SEC on April 21, 2008 and July 3, 2008, which disclosures are incorporated herein by reference, in two separate closings, on April 18, 2008 and June 30, 2008, we sold the 2008 Notes and the 2008 Warrants in a private placement transaction for an aggregate purchase price of $3,500,000. The 2008 Notes are discounted 15% from their respective principal amounts and will bear interest at a rate of 15% per annum beginning one year from the date of issuance, payable on any conversion date or the maturity date of the 2008 Notes in cash or shares of our common stock, at the investor’s option. The 2008 Notes will mature on June 8, 2010 and will be convertible into shares of our common stock, at the investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection. The 2008 Warrants are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. The 2008 Notes and the 2008 Warrants were offered and sold to accredited investors without registration under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws. We relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder.

During the period from April 1, 2008 to June 30, 2008, we issued an aggregate of 6,657,000 stock options under our 2007 Non-Qualified Stock Option Plan and our 2008 Stock Incentive Plan to 10 individuals. The options have exercise prices ranging from $0.23 to $0.80. The issuance of the options was exempt from registration under Section 4(2) of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On August 14, 2008, we issued a press release announcing revenues for the second quarter ended June 30, 2008. A copy of such press release is attached hereto as Exhibit 99.1.

ITEM 6.	EXHIBITS.

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

GOFISH CORPORATION

Date: August 14, 2008	By:	/s/ Matt Freeman
	Name:	Matt Freeman
	Title:	Chief Executive Officer

Date: August 14, 2008	By:	/s/ Lennox L. Vernon
	Name:	Lennox L. Vernon
	Title:	Chief Accounting Officer and Director of
Operations

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005.	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

3.2	Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006.
Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated September 14, 2006 filed with the Securities and Exchange Commission on September 22, 2006 (File No. 333-131651).

4.1	Subscription Agreement, dated as of April 18, 2008, by and among GoFish Corporation and the subscribers identified on the signature page thereto.	Filed herewith.

4.2	Accession Agreement, dated as of June 30, 2008, by and among GoFish Corporation and the subscribers identified on the signature page thereto.	Filed herewith.

4.3	Form of the 2008 Notes.	Filed herewith.

4.4	Form of the 2008 Warrants.	Filed herewith.

10.1	Separation Agreement, dated as of June 4, 2008, between GoFish Corporation and Michael Downing.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2008 filed with the Securities and Exchange Commission on June 9, 2008 (File No. 333-131651).

10.2	Independent Contractor Agreement, dated as of June 4, 2008, between GoFish Corporation and Michael Downing.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 4, 2008 filed with the Securities and Exchange Commission on June 9, 2008 (File No. 333-131651).

10.3	Employment Agreement, dated as of June 5, 2008, between GoFish Corporation and Matt Freeman.	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 4, 2008 filed with the Securities and Exchange Commission on June 9, 2008 (File No. 333-131651).

10.4	GoFish Corporation 2008 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated June 4, 2008 filed with the Securities and Exchange Commission on June 9, 2008 (File No. 333-131651).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Press release issued by GoFish Corporation on August 14, 2008.	Filed herewith.