Form 10-Q
period 2008-09-30
GoFish Corp.
filed 2008-11-14
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2008, the issuer had 25,494,739 outstanding shares of common stock, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GoFish Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$46,072	$1,108,834
Restricted cash	550,000	—
Trade accounts receivable	2,727,131	1,604,209
Prepaid expenses	543,111	503,792

Total current assets	3,866,314	3,216,835

Property and equipment, net	295,595	457,317

Convertible note fees, net amortization of $658,803 and $273,714	905,697	1,189,486

Deposits	119,979	117,979

Total assets	$5,187,585	$4,981,617

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,701,557	$1,398,262
Accrued liabilities	2,550,148	714,693
Due to stockholder	400,000	—
Deferred revenue	70,000	—

Total current liabilities	6,721,705	2,112,955

Warrant liability	328,036	—

Convertible notes, net discount of $4,112,038 and $4,039,718	10,265,609	6,260,282

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common Stock: $0.001 par value; 300,000,000 shares authorized; 25,494,739 and 25,169,739 shares issued and outstanding at September 30, 2008 and December 31, 2007	25,496	25,171
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	22,981,424	20,727,408
Accumulated deficit	(35,115,775)	(24,125,289)

Total stockholders’ equity (deficit)	(12,127,765)	(3,391,620)

Total liabilities and stockholders’ equity (deficit)	$5,187,585	$4,981,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$2,786,139	$485,812	$4,725,728	$541,572

Cost of revenues and expenses:
Cost of revenue	2,058,456	637,598	4,213,193	1,424,258
Sales and marketing	1,630,472	1,398,815	4,726,805	4,827,905
Product development	248,100	483,139	588,044	2,074,290
General and administrative	1,210,582	1,139,752	4,092,548	3,805,953
Acquisition costs	—	60,000	—	949,461

Total costs of revenues and expenses	5,147,610	3,719,304	13,620,590	13,081,867

Operating loss	(2,361,471)	(3,233,492)	(8,894,862)	(12,540,295)

Other income (expense):
Interest income	5,662	65,471	15,846	120,602
Miscellaneous income (expense)	—	—	100	537
Interest expense	(893,227)	(612,501)	(2,111,570)	(709,569)

Total other income (expense)	(887,565)	(547,030)	(2,095,624)	(588,430)

Net loss before provision for income taxes	(3,249,036)	(3,780,522)	(10,990,486)	(13,128,725)

Provision for income taxes	—	—	—	—

Net loss	$(3,249,036)	$(3,780,522)	$(10,990,486)	$(13,128,725)

Net loss per share – basic and diluted	$(0.13)	$(0.16)	$(0.43)	$(0.55)

Shares used to compute net loss per share – basic and diluted	25,494,739	24,130,276	25,518,896	24,024,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,990,486)	$(13,128,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	195,118	158,806
Amortization of convertible note fees	385,089	148,954
Stock-based compensation	1,339,841	1,005,950
Non cash interest expense	1,645,863	515,218
Write-off of acquisition advances	—	420,338
Changes in operating assets and liabilities:
Trade accounts receivable	(1,122,922)	(478,450)
Prepaid expenses	62,681	(138,854)
Deferred direct acquisition costs	—	66,040
Other assets	(2,000)	—
Accounts payable	2,303,295	1,001,529
Accrued liabilities	1,835,455	1,017,037
Deferred revenue	70,000	—

Net cash used in operating activities	(4,278,066)	(9,412,157)

Cash flows from investing activities:
Acquisition advances	—	(1,020,338)
Payment of direct acquisitions costs	(550,000)	350,000
Funds held as restricted cash	—	—
Funds released from restricted cash	—	1,728,728
Funds held as deposits	—	(160,856)
Advances to founder and stockholder	—	(660)
Purchase of property and equipment	(33,396)	(524,781)

Net cash provided by (used in) investing activities	(583,396)	372,093

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance cost	—	1,759,278
Due to stockholder	610,000	—
Repayment of due to stockholder	—	(384,793)
Proceeds from issuance of note payable	—	200,000
Repayment of note payable	—	(200,000)
Proceeds from issuance of unsecured convertible original issue discount notes due June 2010 and related warrants net of fees of $101,300	3,188,700	—
Proceeds from issuance of 6% senior convertible notes due June 2010 and related warrants, net of fees of $1,080,293	—	9,250,665

Net cash provided by financing activities	3,798,700	10,625,150

Net increase (decrease) in cash and cash equivalents	(1,062,762)	1,585,086

Cash at beginning of the period	1,108,834	3,369,542

Cash at the end of the period	$46,072	$4,954,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - Unibio Inc. was incorporated in the state of Nevada on February 2, 2005. On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation.

GoFish Corporation and subsidiaries (the “Company”) operates an online entertainment and media network (the “GoFish Network”) with a focus on reaching kids, teens and moms. The Company generates revenue by selling advertising on the websites in the GoFish Network. The GoFish Network is comprised of owned and operated websites as well as third-party websites (“publishers”) aimed at the 6-17 year old demographic and their co-viewing parents, for which the Company is the exclusive brand advertising monetization partner. The Company aims to attract publishers to the GoFish Network by providing them with access to relevant, high quality, advertising, as well as sponsorship and video and other content opportunities at higher revenue rates than could be obtained by these sites independently. The collection of these websites into the GoFish Network provides a platform for advertisers to reach the Company’s core constituency of kids, teens and moms.

Management's Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that revenues will increase as a result of the Company’s planned continued expansion of the GoFish Network’s reach, scale and scope. The Company also expects to incur additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses. In addition, the Company also anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but anticipates that losses will decrease from current levels to the extent that the Company continues to grow and develop. These Company’s expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. While the Company believes that it will be able to expand operations, gain market share, and raise additional funds, there can be no assurance that in the event the Company requires additional financing, such financing would be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the Company’s audited consolidated financial statements for the preceding fiscal year. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

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

The following outstanding stock options, restricted stock and convertible notes (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect for the three and nine months ended September 30, 2008 and 2007:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Shares issuable upon exercise of employee and nonemployee stock options	1,854,821	499,197	1,854,821	499,197
Shares issuable upon satisfaction of restriction	300,000	—	300,000	—
Shares issuable upon conversion of notes	8,411,358	6,412,500	8,411,358	6,412,500

Total	10,566,179	6,911,697	10,566,179	6,911,697

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance. The Company has only one overall operating segment.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Restricted Cash - Restricted cash represents funds deposited as security for a letter of credit that the Company has provided to a publisher that guarantees minimum payments for the first quarter of 2008.

Accounts Receivable Concentrations – At September 30, 2008, three customers accounted for 14%, 9% and 9%, respectively, of accounts receivable. At December 31, 2007, three customers accounted for 27%, 21% and 9%, respectively, of accounts receivable.

Revenue Concentrations - The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the GoFish Network. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. For the three months ended September 30, 2008, three customers accounted for 12%, 11% and 9%, respectively, of total revenues. For the nine months ended September 30, 2008, two customers accounted for 21% and 8%, respectively, of total revenues. For the three months ended September 30, 2007, four customers accounted for 32%, 19%, 14% and 12%, respectively, of total revenues. For the nine months ended September 30, 2007, four customers accounted for 28%, 17%, 13% and 11%, respectively, of total revenues.

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

Included in cost of revenues and expenses is $320,327 and $252,131 of stock-based compensation for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, this amount included $70,919 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock and $249,408 related to employees. For the three months ended September 30 2007, this amount includes $0 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock and $252,131 related to employees.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Included in cost of revenues and expenses is $1,339,841 and $1,005,950 of stock-based compensation for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, this amount included $154,419 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock and $1,185,422 related to employees. For the nine months ended September 30, 2007, this amount included $227,883 of stock-based compensation related to nonemployees on the issuance of options, warrants and restricted stock, $778,067 related to employees.

The following table presents stock-based compensation expense included in the Company’s Consolidated Statements of Operations related to employee and non-employee stock options, warrants and restricted shares as follows for the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cost of revenue	$44,538	$—	$111,767	$141,667

Sales and marketing	86,902	82,074	402,262	227,156

Product development	13,009	48,077	40,140	189,481

General and administrative	175,878	121,980	785,672	447,646

Total share-based compensation	$320,327	$252,131	$1,339,841	$1,005,950

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions for the nine month periods ended September 30, 2008 and 2007:

	September 30,	September 30,
	2008	2007

Risk free interest rate	3.20%	4.45%

Expected lives	5.82 Years	6.20 Years

Expected volatility	70.49%	67.33%

Dividend yields	0%	0%

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the nine months ended September 30, 2008 and 2007.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective January 1, 2009 for the Company and will be applied to any business combinations occurring on or after that date.

Concurrent with the issuance of SFAS No. 141R, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will also be effective for the Company effective January 1, 2009. Early adoption is not permitted. The Company does not currently expect the adoption of SFAS 160 to have any impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not currently expect the adoption of SFAS 161 to have any impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earning per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on the Company’s consolidated financial statements.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of fiscal 2008, the Company adopted the following accounting standards:

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions (“FSP FAS 157-1”) and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157, which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The adoption of this Statement did not have any effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

3.	Property and Equipment

Property and equipment, net consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Computer equipment and software	$647,405	$614,009
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	800,936	767,540

Less accumulated depreciation and amortization	(505,341)	(310,223)

Property and equipment, net	$295,595	$457,317

Depreciation expense totaled $65,055 and $66,769 for the three months ended September 30, 2008 and 2007, respectively, and $195,118 and $158,806 for the nine months ended September 30, 2008 and 2007, respectively.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

4.	Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Accrued vendor obligations	$984,251	$236,833
Accrued compensation	893,803	182,253
Accrued travel and entertainment	113,102	106,904
Accrued legal expenses	118,000	91,878
Accrued city and county taxes	94,475	53,182
Accrued interest expense	223,256	39,483
Other	123,261	4,160

Total accrued liabilities	$2,550,148	$714,693

5.	Convertible Notes

In June 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Company sold 6% senior convertibles notes due June 2010 (the “June 2007 Notes”) in the aggregate principal amount of $10,300,000 and warrants to purchase an aggregate of 3,862,500 shares of common stock (the “June 2007 Warrants”) in a private placement transaction (the “June 2007 Private Placement”).

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

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Upon the occurrence of any event of default under the June 2007 Notes, holders of the June 2007 Notes have the right to require the Company to purchase all or any part of the outstanding principal amount of the June 2007 Notes at a purchase price in cash equal to the greater of: (i) 102% of such outstanding principal amount, plus all accrued and unpaid interest, any unpaid liquidated damages and other amounts then owing to the holders of the June 2007 Notes or (ii) an event equity value of the underlying shares of the common stock that would be issuable upon conversion of such principal amount, plus payment in shares of the Company’s common stock of all such accrued but unpaid interest thereon, plus an amount payable in cash of any liquidated damages and other amounts payable to the holders of the June 2007 Notes.

The June 2007 Warrants issued to the investors in the June 2007 Private Placement are exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202. The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $410,350 and $1,231,051 for the three and nine months ended September 30, 2008, respectively.

On November 28, 2007, one of the original holders of the June 2007 Notes sold its right, title and interest in its June 2007 Note to a third party at a $42,500 discount. The Company paid the original holder $42,500 and treated it as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $4,108 and $12,325 for the three and nine months ended September 30, 2008, respectively.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As part of the June 2007 Private Placement, the Company paid placement agent fees in the amount of $721,000 (which represented 7% of the gross proceeds raised in the June 2007 Private Placement), as well as associated expenses of $367,909, for a total of $1,088,909. In addition, as part of the June 2007 Private Placement, the Company issued placement agent warrants to purchase an aggregate of 309,000 shares of the Company’s common stock (the “June 2007 Placement Agent Warrants”). A portion of the June 2007 Placement Agent Warrants that are exercisable for 193,125 of the Company’s common stock are exercisable for a period of five years commencing one year after issuance at an exercise price of $1.60 per share. Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed fair value of the Company’s common stock of $1.72 per share on the date of issuance, the Company determined the allocated fair value of this portion of the June 2007 Placement Agent Warrants that are exercisable for 193,125 shares of the Company’s common stock to be $235,722. The remaining portion of the June 2007 Placement Agent Warrants that are exercisable for 115,875 of the Company’s common stock are exercisable for a period of five years commencing one year after issuance at an exercise price of $1.75 per share. Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed fair value of the Company’s common stock of $1.72 per share on the date of issuance, the Company determined the allocated fair value of this remaining portion of the June 2007 Placement Agent Warrants that are exercisable for 115,875 shares of the Company’s common stock to be $138,569. The total convertible note fees were $1,463,200. These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $122,077 for the three months ended September 30, 2008 and $366,231 for the nine months ended September 30, 2008.

Also embedded in the June 2007 Private Placement is a nondetachable conversion feature that is in-the-money at the commitment date. Per EITF 98-5, a beneficial conversion feature allows the securities to be convertible into common stock at the lower of a conversion rate fixed at the commitment date or a fixed discount to the market price of the common stock at the date of conversion. The embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount is calculated at the commitment date as the difference between conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).

The beneficial conversion feature amounted to $772,500 and is recorded as a debt discount and is amortizing over the term of the June 2007 Notes. The amortization is being recorded as interest expense and totaled $206,000 for the three and nine months ended September 30, 2008, respectively.

In two separate closings, on April 18, 2008 and June 30, 2008, the Company sold unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $4,117,647 (the “2008 Notes”) and detachable warrants (the “2008 Warrants”) to purchase an aggregate of 3,997,723 shares of our common stock, in a private placement transaction for an aggregate purchase price of $3,500,000. The 2008 Notes are discounted 15% from their respective principal amounts, and will bear interest at a rate of 15% per annum beginning one year from the date of issuance, payable on any conversion date or the maturity date of the 2008 Notes in cash or shares of the Company’s common stock, at the investor’s option. The 2008 Notes will mature on June 8, 2010 and will be convertible into shares of our common stock, at the investor’s option, 181 days after the date of issuance at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection. The Company has recorded $617,648 as a debt discount on the 2008 Notes and is amortizing the debt discount over the term of the 2008 Notes. The amortization is being recorded as interest expense and totaled $76,619 and $102,049 for the three and nine months ended September 30, 2008.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The 2008 Warrants are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. Utilizing the Black-Scholes option-pricing model and the following assumptions: estimated volatility of 64.9%, a contractual life of five years, a zero dividend rate, 3.34% risk free interest rate, and the fair value of common stock of $1.75 per share at date of grant, the Company determined the initial allocated fair value of the warrants to be $276,858. The Company has recorded $276,858 as a debt discount and is amortizing the debt discount over the term of the 2008 Notes. The amortization is being recorded as interest expense and totaled $34,726 and $43,264 for the three and nine months ended September 30, 2008. As part of the issuance on April 18, 2008 and June 30, 2008, the Company paid legal and due diligence fees of $101,300. These fees are being amortized to expense over the term of the 2008 Notes and amounted to $12,217 and $18,858 for the three and nine months ended September 30, 2008.

The 2008 Warrants provide for a contingent cash settlement feature, as such, the initial allocated fair value and subsequent re-measurements are classified as Warrant Liability in the Company’s consolidated financial statements. See Note 7.

Interest expense totaled $893,227 and $2,111,570 for the three and nine months ended September 30, 2008, respectively.

6.	Stock Options and Warrants

In 2004, GoFish Technologies adopted a 2004 Stock Plan (the “2004 Plan”).

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

On March 31, 2008, the Board adopted a new plan, the GoFish Corporation 2008 Stock Incentive Plan (as amended, the “2008 Plan”). The 2008 Plan is intended to replace the frozen 2006 Plan and permits options and other equity compensation to be awarded to most California employees. As originally adopted, the 2008 Plan provided for the issuance of up to 2,400,000 shares of the Company’s common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder. However, no awards (as defined in the 2008 Plan) were issued under the 2008 Plan.

On June 4, 2008, the Board adopted an amendment to the 2008 Plan to (i) decrease the maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares the Company’s common stock that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares. On June 4, 2008, the Board also granted initial awards under the 2008 Plan, which were granted to certain non-officer employees and consultants of the Company. The Board intends to solicit stockholder approval for the 2008 Plan prior to March 31, 2009. The 2008 Plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator, which is defined as the Board or one or more committees designated by the Board. The 2008 Plan will initially be administered by the Board. The Board froze the 2004 Plan on October 27, 2006 and the 2006 Plan on March 31, 2008. As of September 30, 2008, there were 297,737 shares under the 2004 Plan and 3,073,229 shares under the 2006 Plan that were unavailable for further issuance.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option transactions is as follows:

	Options Outstanding
	Options available for grant	Number of options	Weighted average exercise price
Balances at December 31, 2007	3,021,584	7,194,770	$0.91
Additional shares reserved	12,500,000	—
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	—
Options granted	(11,032,000)	11,032,000	$0.41
Options exercised	—	—
Options cancelled	1,385,667	(1,385,667)	$1.20

Balances at September 30, 2008	2,504,285	16,841,103	$0.56

The following table summarizes information concerning outstanding options as of September 30, 2008:

Options Outstanding and Exercisable
Options Outstanding				Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	364,300	5.68		356,759	5.68
$0.23	4,525,000	9.53		952,083	9.53
$0.24	147,000	9.68		13,125	9.68
$0.25	100,000	9.84		—	—
$0.27	400,000	9.08		122,222	9.08
$0.29	400,000	9.50		54,321	9.50
$0.35	4,840,000	9.34		2,356,529	9.34
$0.37	1,703,692	9.04		919,064	9.04
$0.42	130,000	9.28		—	—
$0.80	2,500,000	9.68		208,333	9.68
$1.50	1,366,840	8.62		735,337	8.62
$3.08	50,000	8.22		26,667	8.22
$3.65	64,271	8.12		64,271	8.12
$3.78	15,000	8.64		5,000	8.64
$3.80	65,000	8.55		23,021	8.55
$5.79	170,000	8.34		70,417	8.34

	16,841,103	9.25	$612,091	5,907,149	8.90	$202,221

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted-average grant date fair value of the options granted during the nine month periods ended September 30, 2008 and 2007 were $0.17 and $2.27, respectively.

At September 30, 2008, there was $1,889,312 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. This cost is expected to be recognized over the weighted average period of 2.16 years.

During the nine month period ended September 30, 2007, the Company accelerated vesting for certain employees who terminated their employment. As a result, of these modifications the Company recognized additional compensation expense of $151,435 for the nine month period ended September 30, 2007.

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the nine month periods ended September 30, 2008 and 2007.

Stock-based compensation expense related to stock options, warrants and restricted stock granted to nonemployees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates.

A summary of outstanding Common Stock Warrants as of September 30, 2008 is as follows:

Securities into which warrants are convertible	Shares	Exercise Price	Expiration Date

Common Stock	80,510	$0.60	October 2008
Common Stock	3,909,375	$1.75	June 2013
Common Stock	193,125	$1.60	June 2012
Common Stock	3,133,333	$1.75	October 2011
Common Stock	1,713,309	$1.75	April 2013
Common Stock	2,284,414	$1.75	June 2013
Common Stock	115,875	$1.75	June 2012
Common Stock	380,000	$1.75	February 2013
Common Stock	166,667	$3.00	January 2012

Total	11,976,608

In February 2008, the Company issued warrants to purchase 170,000 shares of the Company’s common stock at the exercise price of $1.75 in exchange for services rendered to the Company. In August 2008, one of the service providers terminated its engagement with the Company resulting in the expiration of 90,000 of unvested shares.

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7.	Warrant liability

As discussed in Note 5, in two separate closings, on April 18, 2008 and June 30, 2008, the Company sold the 2008 Notes and the 2008. The 2008 Warrants have a five-year term and are exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. The 2008 Warrant contains a net cash settlement feature, which is available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value, estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported as interest expense. Accordingly, we recorded additional interest expense of $4,592 and $51,178 during the three and nine month periods ended September 30, 2008, respectively. The increase represents the change in fair value of the warrant liability from the date of issuance, April 18, 2008, through September 30, 2008. The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of September 30, 2008 were as follows:

September 30,
2008
Aggregate fair value	$328,036
Expected volatility	73.08%
Weighted average remaining contractual term(years)	4.68
Risk-free interest rate	3.08%
Expected dividend yield	0%
Common stock price	$0.33

8.	Related Party Transactions

The following is the activity between the Company and a stockholder related to amounts due to this individual:

	September 30,	December 31,
	2008	2007
Beginning balance	$—	$—
Amounts received by the Company	610,000	—
Amounts reclassed to convertible debt	(210,000)	—

Due to stockholder	$400,000	$—

9.	Cash Flow Information:

Cash paid during the nine months ended September 30, 2008 and 2007 is as follows:

	September 30,	September 30,
	2008	2007

Interest	$279,000	$—
Income taxes	$—	$—

GoFish Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30,	September 30,
	2008	2007

Issuance of common stock to a vendor	$102,000	$—
Common stock issued upon conversion of convertible notes	$40,000	$—
Initial recording of warrant liability	$213,175	$—
Initial recording of beneficial conversion factor	$772,500	$—
Convertible notes issued upon conversion of amounts due to a stockholder	$210,000	$—
Issuance of warrants to placement agents	$—	$374,291
Issuance of warrants with convertible notes	$—	$4,924,202

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other things: (i) management’s expectation that revenues will increase as a result of the Company’s planned continued expansion of the GoFish Network’s reach, scale and scope; (ii) the Company’s expectation regarding the incurrence of additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses; (iii) the Company’s anticipation of gains in operating efficiencies as a result of the increase to its sales and marketing organization; (iv) the Company’s expectation that operating losses and negative cash flows will continue for the foreseeable future; (v) the Company’s anticipation that losses will decrease from current levels to the extent that the Company continues to grow and develop; (vi) the Company’s expectations regarding the impact of the adoption of accounting standards on the Company’s financial statements; (vii) the Company’s belief that the Company is well positioned to continue growth in 2008 and into 2009; (viii) the Company’s belief that vertical advertising networks, such as the GoFish Network, will receive an increasing share of advertising dollars spent online; (ix) the Company’s expectations that the sales cycle for the sites in the GoFish Network will continue to mature; (x) the Company’s expectations regarding the Company’s diversification of sources of revenue; and (xi) the Company’s projection that revenues for the full fiscal year 2008 will be in the range of $8.5 million to $11 million.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

GoFish Corporation (the “Company,” “GoFish,” “we,” or “our”) operates an online entertainment and media network (the “GoFish Network”) with a focus on reaching kids, teens and moms. According to comScore Media Metrix, the GoFish Network reached roughly 25 million unique U.S. users per month as of October 31, 2008, currently ranking as the third-largest online destination in comScore’s Kids-Entertainment and Teen-Community categories and the second largest online destination in the Women-Community category. The sites in the GoFish Network reach more than 68 million users worldwide, more than any other online property in those same comScore’s categories.

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

Trends in Our Business

We recently refined our strategic focus to narrow our target audience to the 6-17 year old demographic and their co-viewing parents. We seek to enter into contractual relationships with publishers that we believe appeal to a similar target audience, under which we assume responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. Our revenues have generally increased since implementing this change. In the youth advertising market, the first half of the year tends to experience lower spending, while the second half of the year tends to experience higher spending.

The sales cycle for the sites in the GoFish Network continues to mature and we are diversifying our sources of revenue to build a robust and diverse sales pipeline. Nearly 100% of our revenues for the three months ended March 31, 2008 were for sites that were in the GoFish Network as of December 31, 2007. For the three months ended June 30, 2008 and September 30, 2008, the percentage of our revenue for sites in the GoFish Network as of December 31, 2007 was approximately 92% and 83%, respectively. We expect this percentage to continue to decrease as the sales cycle for the newer sites in the GoFish Network matures and we fully incorporate all of the publishers in the GoFish Network into our ad campaigns.

Since the formal launch of the GoFish Network in February 2008, we have continued to see an increase in demand for our services, which contributed to our revenue growth rate during the three months ended September 30, 2008. In general, since the launch of the GoFish Network, we have received more requests for proposals and been invited to pitch more business. As a result, we believe that we have built a robust sales pipeline. We continue to anticipate that our revenue will show growth for the rest of fiscal year 2008 as the launch of the GoFish Network, the anticipated increase in the size of the GoFish Network and the sales cycle all are expected to continue to mature.

It is estimated that over 300 online advertising networks began operating in the past several years. The recent economic downturn has affected online ad spending and there are reports that many of these advertising networks are now shutting down or seeking buyers. Although we believe that the economic downturn may affect the Company’s results, we believe that we are well positioned to continue our growth in 2008 and into 2009. Most of the online advertising networks represent a large number of unrelated or loosely related sites and tend to sell advertising to direct marketing companies on the basis of cost-per-action (such as clicks). GoFish, on the other hand, focuses on selecting a limited number of high quality, high-traffic and high engagement websites and catering to large, brand advertisers, whom we believe may be less affected by the economic downturn. We specialize in delivering custom solutions and immersive experiences that are lacking in the other advertising opportunities on the Internet.

We believe that a shift in consumer behavior online, known as “Deportalization,” is affecting and will continue to affect the distribution of advertising dollars on the Internet. Deportalization is a term that describes the phenomenon where Internet traffic is moving from large portals to smaller, disparate sites. From February 2000 to October 2006, the number of websites grew from 10 million to 100 million. During the following 18 months, the number of websites grew to 162 million. The drivers of this trend are search and increased user confidence with regard to the medium. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites. We believe there is a significant disparity between the amount of adversiting dollars that the portals receive (roughly 75%) and the engagement with consumers that they are able to deliver. As a result, we believe there is an opportunity for a brand-focused vertical advertising network to displace the portals as the leading destination for brand advertising dollars.

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

Results of Operations - Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenues

Total revenues increased to $2,786,139 for the three months ended September 30, 2008 from $485,812 for the three months ended September 30, 2007, representing an increase of $2,300,327. Total revenues increased to $4,725,728 for the nine months ended September 30, 2008 from $541,572 for the nine months ended September 30, 2007, representing an increase of $4,184,156. The increase reflects higher sales from advertising that was sold across the GoFish Network. Revenues for the three and nine months ended September 30, 2008 consisted of advertising fees, primarily from graphical and rich-media ads, and reflect the Company’s refined strategic focus. Revenues for the three and nine months ended September 30, 2007 consisted both of advertising fees on our owned and operated sites, primarily from banner and text-based ads, and advertising sold on one site in the GoFish Network beginning on August 14, 2007.

We continue to project that revenues for the full fiscal year 2008 will be in the range of $8.5 million to $11 million. While management believes this projection has a reasonable basis, this projection is subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such projection, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC.

Costs of Revenues

Cost of revenues consist primarily of direct payments to publishers for revenue share on advertising revenues, costs associated with hosting our websites and ad serving costs for impressions delivered in connection with advertising revenues.

Cost of revenues increased to $2,058,456 for the three months ended September 30, 2008 from $637,598 for the three months ended September 30, 2007, representing an increase of $1,420,858. The increase included $1,414,732 of payments made to publishers, $38,853 for ad serving costs, $12,288 for licensing expenses, $75,569 for advergame development and $44,538 for share-based compensation expenses related to SFAS No, 123(R). These increases were partly offset by a reduction in video production costs of $89,607 and a reduction in web hosting costs of $75,515.

For the nine months ended September 30, 2008, cost of revenues increased to $4,213,193 from $1,424,258 for the nine months ended September 30, 2007, representing an increase of $2,788,935. The increase included $2,962,680 of payments made to publishers, $173,747 for ad serving costs, $111,768 for share based compensation expenses related to SFAS No, 123(R), $78,039 for licensing expenses and $75,569 for advergame development costs. These increases were partly offset by a reduction in video production costs of $575,692 and a reduction in web hosting costs of $37,176.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

Sales and marketing expenses increased to $1,630,472 for the three months ended September 30, 2008 from $1,398,815 for the three months ended September 30, 2007, representing an increase of $231,657. The increase was attributable to a $419,161 increase in personnel and other benefits related costs, including a $1,103 decrease in share-based compensation expenses related to SFAS No, 123(R), a $68,739 increase in travel expenses and a $155,269 increase in allocation of facilities, IT and other operating expenses. These increases were partly offset by a $335,302 decrease in professional services for public relations and related development research expense and a $76,210 reduction in advertising and other marketing related expenses.

For the nine months ended September 30, 2008, sales and marketing expenses decreased to $4,726,805 from $4,827,905 for the nine months ended September 30, 2007, representing a decrease of $101,100. The decrease was attributable to a $1,347,302 reduction in advertising and other marketing related expenses and a $629,426 decrease in professional services for public relations and related development research expense. These decreases were partly offset by a $1,261,310 increase in personnel and other benefits related costs, including a $27,509 increase in share-based compensation expenses related to SFAS No, 123 (R), a $152,391 increase in travel expenses and a $461,927 increase in allocation of facilities, IT and other operating expenses.

The growth in direct sales personnel was responsible for the increases in personnel and other benefits related costs, sales commission and travel. The reduction in advertising, other marketing expenses, public relations and related development research expenses correlated to the refinement of our strategic focus and a reduced need for advertising campaigns.

Employees in sales and marketing at September 30, 2008, and 2007 were 29 and 17, respectively.

Product Development

Product development expenses consist primarily of compensation-related expenses incurred for the development of, and enhancement to, systems that enable us to drive and support revenue generating activities across the GoFish Network.

Product development expenses decreased to $248,100 for the three months ended September 30, 2008 from $483,139 for the three months ended September 30, 2007, representing a decrease of $235,039. The decrease was attributable primarily to decrease in compensation related expenses of $164,842, including a $35,068 decrease in share-based compensation expenses related to SFAS No, 123(R) and the allocation of approximately $70,197 of facilities, IT and other operating expenses.

For the nine months ended September 30, 2008, product development expense decreased to $588,044 from $2,074,290 for the nine months ended September 30, 2007, representing a decrease of $1,486,246. The decrease was attributed primarily to a decrease in compensation related expenses of $1,341,770, including a $149,340 decrease in share-based compensation expenses related to SFAS No, 123(R) and the reduction in allocation of approximately $144,476 of facilities, IT and other operating expenses.

Employees in product development at September 30, 2008 and 2007 were 5 and 12, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased to $1,210,582 for the three months ended September 30, 2008 from $1,139,752 for the three months ended September 30, 2007, representing an increase of $70,830. The increase was attributable to a $232,151 increase in personnel and other benefits related costs, including a $34,686 increase in share-based compensation expenses related to SFAS No, 123(R) and an $80,415 increase in unallocated facilities, IT and other operating expenses. These increases were partly offset by a $234,107 reduction in accounting, investor relations and other professional services and a $7,629 decrease in the amortization of deferred financing costs related to the debt issuance costs of the June 2007 Notes and the 2008 Notes.

For the nine months ended September 30, 2008, general and administrative expenses increased to $4,092,548 from $3,805,953 for the nine months ended September 30, 2007, representing an increase of $286,595. The increase was attributable to a $379,936 increase in personnel and other benefits related costs, including a $318,810 increase in share-based compensation expenses related to SFAS No, 123(R), a $238,101 increase in the amortization of deferred financing costs related to the debt issuance costs of the June 2007 Notes and the 2008 Notes and a $260,041 increase in unallocated facilities, IT and other operating expenses. These increases were partly offset by a $437,187 decrease in accounting, investor relations and other professional services and a $154,296 reduction in travel expenses. The issuance of employee options was primarily responsible for the increase in share-based compensation and facilities expenses increased due to the new leasing agreements for office space in San Francisco, California in April 2007 and in New York, New York in October 2007.

Employees in general and administrative at September 30, 2008 and 2007 were 7 and 9, respectively.

Other Income and Expenses

Other expense increased to $887,565 for the three months ended September 30, 2008 from $547,030 for the three months ended September 30, 2007, representing an increase of $340,535. This increase was a result of increased interest expense and reduction in interest income.

For the nine months ended September 30, 2008, other expense increased to $2,095,624 from $588,430 for the nine months ended September 30, 2007, representing an increase of $1,507,194. This increase was a result of increased interest expense and reduction in interest income.

Interest income is derived primarily from short-term interest earned on operating cash balances.

Interest expense recorded in the three and nine months ended September 30, 2008 relates to the June 2007 Notes, including the discounts on warrants and the amortization of the discounts on the 2008 Notes and related warrants.

Liquidity and Capital Resources

As of September 30, 2008, we had $46,072 in cash and cash equivalents. To date, we have funded our operations primarily through private sales of securities and borrowings. Because we expect to continue to incur an operating loss in fiscal 2008, we will need to raise additional capital in the future, which may not be available on reasonable terms or at all. Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The raising of additional capital may dilute our current stockholders’ ownership interests. See Part II, Item 1A, “Risk Factors -- We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets, and could dilute current stockholders’ ownership interests.”

In two separate closings, on April 18, 2008 and June 30, 2008, we sold to certain accredited investors the 2008 Notes in the aggregate principal amount of $4,117,647 and the 2008 Warrants to purchase an aggregate of 3,997,723 shares of our common stock in a private placement transaction for an aggregate purchase price of $3,500,000. $2,754,949 in net proceeds from the sale of the 2008 Notes were received by the Company during the three months ended June 30, 2008, and $675,000 in net proceeds from the sale of the 2008 Notes were received by the Company during the three months ended September 30, 2008.

Net cash used in operating activities was $4,278,066 and $9,412,157 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the cash used in operating activities was primarily due to a net loss of $7,424,575 which is net of non cash expenses of $3,565,911, and a change in working capital of $3,146,509. The non cash expense items included depreciation and amortization of $195,118, amortization of convertible note fees of $385,089, stock-based compensation of $1,339,841 and non cash interest expense of $1,645,863. For the nine months ended September 30, 2007, the primary use of cash was due to a net loss of $10,879,459, which is net of non-cash expenses of $2,249,266, and a change in working capital of $1,467,302. The non-cash expense items included depreciation and amortization of $158,806, amortization of convertible note fees of $148,954, stock-based compensation of $1,005,950, non cash interest expense of $515,218 and write-off of acquisition advances of $420,338.

Net cash used in investing activities was $583,396 for the nine months ended September 30, 2008 and net cash provided by investing activities was $372,093 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in investing activities consisted of $550,000 deposited as security for a letter of credit and the purchase of property and equipment in the amount of $33,396. For the nine months ended September 30, 2007, net cash provided by investing activities related to acquisition advances of $1,020,338, payment of direct acquisition costs of $350,000, funds released from restricted cash of $1,728,728, funds held as deposits of $160,856, advances to founder and stockholder of $660 and the purchase of property and equipment of $524,781.

Net cash provided by financing activities was $3,798,700 and $10,625,150 for the nine months ended September 30, 2008 and 2007, respectively. The net cash provided by financing activities for the nine months ended September 30, 2008 was $610,000 of advances from a shareholder and the net proceeds of $3,188,700 from the issuance of unsecured discount notes. The net cash from financing activities for the nine months ended September 30, 2007 was derived from the net proceeds from the issuance of our common stock of $1,759,278, repayment to shareholder of $384,793, proceeds from issuance of notes payable of $200,000, repayment of notes payable of $200,000, and net proceeds from the issuance of convertible notes and related warrants of $9,250,665.

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

Revenue Recognition
We recognize revenue from the display of graphical advertisements on the websites of the publishers in the GoFish Network as “impressions” are delivered up to the amount contracted for by the advertiser. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of less than one year.

We recognize these revenues as such because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and collectibility is reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), we report our revenues on a gross basis principally because we are the primary obligor to our advertisers.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through September 30, 2008.

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

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $10,000 and $129,414 for the three and nine months ended September 30, 2008, respectively, and $118,941 and $1,604,808 for the three and nine months ended September 30, 2007, respectively.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007) (“SFAS 141R”), Business Combinations. This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective January 1, 2009 for the Company and will be applied to any business combinations occurring on or after that date.

Concurrent with the issuance of SFAS No. 141R, the FASB issued SFAS No. 160 (“SFAS 160“), Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will also be effective for the Company effective January 1, 2009. Early adoption is not permitted. The Company does not currently expect the adoption of SFAS 160 to have any impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161“), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. SFAS is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not currently expect the adoption of SFAS 161 to have any impact on its financial statements.

In May 2008, FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earning per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal year 2008, the Company adopted the following accounting standard

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions (“FSP FAS 157-1”) and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.

In September 2006, the FASB finalized SFAS No. 157, which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described above. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer and Director of Operations, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Accounting Officer and Director of Operations, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008 and that, we believe, had not yet been remediated and continued to exist as of September 30, 2008, our Chief Executive Officer and Chief Accounting Officer And Director of Operations concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. The material weaknesses in internal control over financial reporting that we believe had not yet been remediated and continued to exist as of September 30, 2008 are as follows:

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

•
We are currently working on formally documenting the delegation of authority. There will be a document that specifies exactly what requires board approval. Other than the specific items that our board of directors must authorize, delegate all other authority to the Chief Accounting Officer and point to the further delegation from the Chief Accounting Officer to employees.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $5.3 million for the year ended December 31, 2006, a net loss of approximately $16.4 million for the year ended December 31, 2007 and a net loss of approximately $11.0 million for the nine months ended September 30, 2008. As of September 30, 2008, our accumulated deficit was approximately $35.1 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the nine months ended September 30, 2008 were $4,725,728 If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

The current downturn in the global economy and related economic uncertainties may materially and negatively affect our business, financial condition, growth and results of operations.

During 2008, there has been a significant downturn in the global economy, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and liquidity concerns. The recent economic downturn has affected online ad spending and there are reports that many advertising networks are now shutting down or seeking buyers. In addition, these conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow or defer spending on our products and services, which would delay and lengthen sales cycles, or change their willingness to enter into business arrangements with us. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us and could negatively affect our financial condition and results of operations. We cannot predict the timing, strength, or duration of the current economic slowdown or any subsequent economic recovery. If the downturn in the general economy or markets in which we operate persists or worsens from present levels, our business, financial condition, growth and results of operations could be materially and negatively affected.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could materially adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on the GoFish Network. For the nine months ended September 30, 2008, revenue from our five largest advertisers accounted for 48% of our revenue. Our largest advertiser accounted for 21% of our revenue for the nine months ended September 30, 2008. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenue could materially adversely affect our results of operations. In addition, our relationships with publishers participating in the GoFish Network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in the GoFish Network, could limit our ability to generate revenue.

For the nine months ended September 30, 2008, advertising revenue connected to our largest publisher accounted for approximately 68% of our revenues. Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenue. We cannot assure you that any of the publishers participating in the GoFish Network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in the GoFish Network could limit our ability to generate revenue.

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

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets, and could dilute current stockholders’ ownership interests.

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

Our June 7, 2007 Registration Rights Agreement also contains a partial liquidated damages provision for our failure to have the registration statement declared effective by the SEC by a certain date, subject to certain exceptions. While we had registration statements filed pursuant to the June 7, 2007 Registration Rights Agreement (File Nos. 333-145406 and 333-152921) declared effective by the SEC on February 8, 2008 and October 14, 2008, we did not satisfy our obligations in the manner set forth in that registration rights agreement. As a result, we incurred partial liquidated damages under that registration rights agreement equal to 1% of the outstanding principal amount of the June 2007 Notes that were not convertible into underlying shares covered by an effective registration statement until February 8, 2008.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited consolidated financial statements for the fiscal year ended December 31, 2007 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. In the absence of significant revenues and profits, we are seeking to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

As part of our growth strategy, we routinely consider seeking to acquire or make investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we do succeed in acquiring or investing in a company or technology, we will be exposed to a number of risks, including:

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

If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing shareholders would be diluted.

Our business depends on enhancing our brand, and failing to enhance our brand would hurt our ability to expand our base of users, advertisers and publishers in the GoFish Network.

Enhancing our brand is critical to expanding our base of users, advertisers, publishers in the GoFish Network and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. If we fail to enhance our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Enhancing our brand will depend largely on our ability to provide high-quality products and services, which we may not do successfully.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of  September 30, 2008, a majority of our employees have outstanding stock options with exercise prices in excess of the stock price on that date.

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

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. In addition, based on an evaluation as of September 30, 2008 and the identification of a number of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer also concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2008.

We have been in the process of implementing remediation efforts with respect to these material weaknesses. For more information regarding these remediation efforts, please see Part I, Item 4, “Controls and Procedures.” However, if these remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our financial conditions and results of operations may be adversely impacted. Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

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

Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers’ total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet or direct marketing to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending, or our offerings in particular, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those advertisers using the Internet as a result of its ad performance relative to other media.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On November 13, 2008, the closing price of our common stock was $0.16 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our board of directors. As of October 31, 2008, there were: (i) 25,494,739 shares of common stock outstanding; (ii) 17,561,072 shares reserved for issuance upon the exercise of outstanding options under our 2004 Stock Plan, our 2006 Equity Incentive Plan, our 2007 Non-Qualified Stock Option Plan and our 2008 Stock Incentive Plan; (iii) 3,726,875 shares reserved for issuance upon the exercise of outstanding warrants (other than the June 2007 Warrants, the June 2007 Placement Agent Warrants and the 2008 Warrants); (iv) 35,000,000 shares reserved for issuance upon conversion of the June 2007 Notes and exercise of the June 2007 Warrants; (v) 750,000 shares reserved for issuance upon the exercise of the June 2007 Placement Agent Warrants (309,000 of which are subject to issuance upon exercise of the June 2007 Placement Agent Warrants) and (vi) 5,996,561 shares reserved for issuance upon conversion of the 2008 Notes and exercise of the 2008 Warrants. In the case of our convertible securities, including our June 2007 Notes and our 2008 Notes, warrants and options, the perception of a significant market “overhang” resulting from the existence of our obligations to honor the conversions or exercises may create downward pressure on the trading price of our common stock. In addition, the June 2007 Notes, the June 2007 Warrants, the June 2007 Placement Agent Warrants, the 2008 Notes, the 2008 Warrants and certain other warrants are also subject to full-ratchet anti-dilution protection that, if triggered, could operate to create substantial additional dilution for our then-existing stockholders if we need to raise additional funds at a time when the price an investor would pay for our common stock is less than $1.60 per share (in the case of the June 2007 Notes), $2.06 per share (in the case of the 2008 Notes) or $1.75 per share (in the case of the June 2007 Warrants, the June 2007 Placement Agent Warrants and the 2008 Warrants).

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. On August 10, 2007, we entered into an Amended and Restated Strategic Alliance Agreement with Kaleidoscope Sports and Entertainment LLC (“KSE”), pursuant to which, among other things, KSE surrendered its warrants under the original Strategic Alliance Agreement (including its previously-issued warrants to purchase 500,000 shares of common stock) in exchange for warrants to purchase 166,667 shares of common stock. While the Amended and Restated Strategic Alliance Agreement was terminated as of August 4, 2008, KSE continues to have six months from the date of termination within which to exercise its warrants to purchase 166,667 shares of common stock. In November 2007, we issued to an accredited investor warrants to purchase 46,875 shares of our common stock at an exercise price of $1.75. On December 10, 2007, we entered into a stock and warrant issuance agreement with MiniClip Limited, pursuant to which we agreed to issue 300,000 shares of our common stock and a warrant to purchase an additional 300,000 shares of our common stock at an exercise price of $1.75 per share. On December 12, 2007, we entered into a stock issuance and participation rights agreement with MTV Networks, a division of Viacom International Inc., pursuant to which we issued 1,000,000 restricted shares of our common stock. In February 2008, we issued warrants to purchase restricted shares of our common stock at an exercise price of $1.75 per share to certain service providers, of which warrants to purchase an aggregate of 80,000 shares remain outstanding.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

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

GOFISH CORPORATION

Date: November 14, 2008	By:	/s/ Matt Freeman
	Name:	Matt Freeman
	Title:	Chief Executive Officer

Date: November 14, 2008	By:	/s/ Lennox L. Vernon
	Name:	Lennox L. Vernon
	Title:	Chief Accounting Officer and Director of Operations

EXHIBIT INDEX

Exhibit No.	Description	Reference

3.1	Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on February 2, 2005.	Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651).

3.2	Certificate of Amendment of the Articles of Incorporation of GoFish Corporation (f/k/a Unibio Inc.) filed with the Nevada Secretary of State on September 14, 2006.
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