Form 10-K
period 2008-12-31
Betawave Corp.
filed 2009-03-31
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number: 333-131651

BETAWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2471683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Mission Street, 10th Floor, San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)

(415) 738-8706
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) on June 30, 2008, was approximately $7,915,518.  For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant.  This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 27, 2009 was 29,229,284 shares.

Documents incorporated by reference: None.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  This Annual Report on Form 10-K includes statements regarding our plans, goals, strategies, intentions, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc.  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.  Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding the following subject matters:

•
expectations and estimates about our market and the trends in our market, including, among other things, the buying power of our targeted demographics and the loss of traffic of large websites to smaller websites;

•
expectations about our revenues, expenses and operating results, including our outlook for fiscal year 2009 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K; and

•	expectations about our growth and future success.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that could cause actual results to be materially different from those expressed or implied in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”).

Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results could vary materially from those expected or projected.

PART I

ITEM 1.      BUSINESS.

Company Overview

Betawave Corporation (the “Company,” “Betawave,” “we,” “our,” or “us”) is an attention-based digital media company.  We have assembled some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”).  We generate revenue by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

Our Mission

Our goal is to become the most valuable digital media company for brand advertisers.  To do so, we seek to expand the size of the Betawave Network by forging relationships with publishers that have large, deeply engaged audiences with which advertisers want their brands to be affiliated.

Our History

Our business was originally conducted by GoFish Technologies, Inc. (“GoFish Technologies”), which was incorporated in California in May 2003.  GoFish Technologies originally operated a multimedia search service, delivering targeted results for Internet searches conducted on digital media content from the entertainment and media sectors.  During the third quarter of 2005, due to the increasing popularity of user-generated video, GoFish Technologies refined its focus to aggregating original short-form and user-generated video at the URL www.gofish.com.

In order to obtain additional financing to continue its operations, in October 2006, GoFish Technologies completed a reverse merger and related transactions, which also resulted in the business of GoFish Technologies being acquired by a publicly-traded company. These transactions consisted principally of three parts. In the first part of these transactions, GoFish Technologies merged with and into GF Acquisition Corp. ("GF Acquisition Corp."), a wholly-owned subsidiary of GoFish Corporation (formerly known as Unibio Inc. until September 14, 2006) ("GoFish Corporation"), which was originally a publicly-traded "shell company" as that term is defined in Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the second part of these transactions, ITD Acquisition Corp., a wholly-owned subsidiary of GoFish Corporation, merged with and into Internet Television Distribution Inc., a Delaware corporation ("ITD") (collectively both the GoFish Technologies and the ITD mergers are referred to herein as the "mergers"). In the third part of these transactions, GoFish Corporation split off a wholly-owned subsidiary, GF Leaseco, Inc. ("GF Leaseco"), through the sale of all of the outstanding capital stock of GF Leaseco to the former owners of GoFish Corporation.

As a result of the mergers, GoFish Corporation acquired the business of GoFish Technologies and continued its business operations as a publicly-traded company whose common stock is quoted on the NASD’s OTC Bulletin Board.  Also, as a result of the mergers, GoFish Technologies and ITD became wholly-owned subsidiaries of GoFish Corporation.

During 2007, GoFish Corporation made a strategic decision to focus on an aspect of its business where it saw an attractive market opportunity and began building a network of youth oriented websites for which it could sell advertising and deliver premium content.  As a result of its success in the youth market, the Company expanded its focus to include “moms.”  By June 2008, GoFish Corporation had built the largest youth-focused advertising network in the United States which was also top 10 in the “moms” category based on the number of unique monthly users, in each case, excluding portals and as measured by comScore Media Metrix.  Our sites were high engagement sites that delivered consumers in a deeply engaged state of mind, far in excess of industry averages.

In June 2008, GoFish Corporation appointed Matt Freeman, a leading digital advertising executive, to serve as its new Chief Executive Officer.  In December 2008, GoFish Corporation completed a financing in which it raised approximately $22.5 million in gross proceeds and cancelled indebtedness representing an aggregate principal amount of approximately $5.4 million in exchange for the issuance of shares of Series A preferred stock and warrants to purchase common stock.

In January 2009, GoFish Corporation changed its name to “Betawave Corporation” and launched a rebranding campaign, announcing that it would focus on the highest attention span media environments as measured by time spent per month, time spent per page and receptivity to brand advertising, and not solely on youth and moms.

In March 2009, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4 million (based upon a percentage of certain eligible billed and unbilled accounts receivable). See Note 17 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Business Operations

Betawave is the industry’s first attention-based media company.  We deliver quality advertising and content to large audiences of highly-engaged users through innovative ad formats.  Publishers in the Betawave Network span all types of online experiences enjoyed by Internet users, including entertainment focused and educational virtual worlds, casual and massively multi-player games avatar-based social networks, educational, informational and photo sharing sites.  We offer marketers broad reach into a targeted audience in desirable editorial environments.  We combine the scale of a portal or advertising network, with the custom programs and client focus of a niche publisher.

The Betawave Network delivers scale with a unique monthly audience of over 25 million domestically and attention with an average audience engagement of more than 48 minutes per month.  We have extended beyond the narrow industry definition of a vertical advertising network as we provide additional services to our publishers, for example, securing and providing our publishers with: (i) relevant and engaging video content for use on their sites, (ii) enabling technology, and (iii) business services to facilitate the growth of capabilities and revenue on their sites. In addition, we work with publishers to ensure that their brand is well positioned and their website is maximized for monetization through standard and immersive advertising experiences.

To ensure that we consistently offer the highest level of service to publishers and advertisers, we are highly discriminate in our selection of publishers.  We seek to ensure that the Betawave Network is comprised of quality publishers that have unique value propositions for marketers and advertisers trying to reach youth, moms, and a growing audience base of 18 to 34 year olds.  Some of the publishers in the Betawave portfolio are:

•	Miniclip.com (www.miniclip.com), the Internet’s largest dedicated online games website;

•	Cartoon Doll Emporium (www.cartoondollemporium.com), a leading dress-up game destination for girls age 6-16;

•	Shutterfly (www.shutterfly.com), the leading site for publishing, sharing and printing memories and has an audience primarily composed of moms and families: memory makers; and

•
Cookie Jar Entertainment (www.thecookiejarcompany.com), a global independent producer, marketing and brand manager of such renowned children’s properties as “Magi-Nation,” “The Doodlebops,” “Caillou,” “Spider Riders” and “Johnny Test.”

We enter into agreements with our publishers where we are responsible for selling their advertising inventory.  Generally, these relationships are exclusive and allow us to decide how we sell the advertising inventory, what we sell and to whom we sell it.  We have secured advertising buys from strong brands, including four of the biggest spenders against kids online.  Our advertisers fall into various categories, including consumer packaged goods (e.g. Kellogg’s, General Mills, Procter & Gamble), entertainment (e.g. Disney, Cartoon Network, Lionsgate), consumer electronics and software (e.g. Sony, Electronics Arts, Nintendo, Ubisoft) and retail (e.g. Lego, Hasbro, Sears).

In addition, we procure media content that we believe to be compelling to both users of the sites within the Betawave Network and advertisers in categories targeting these users.  In February 2009, we launched Betawave TV, an ad-supported video platform with distribution on several publishers in the Betawave Network.  The product features advertiser-safe, family-friendly programming including quality animation, youth-oriented news, action sports, movie and video game information, special events, celebrity interviews, fashion, and health and beauty segments.

Betawave TV offers marketers a scalable video advertising and distribution solution and enables them to extend their relationship beyond display media and immersive integrations.  The universal video player is customized for each publisher’s look and feel and is incorporated into the navigation of each site ensuring a high level of consumer adoption.  Sponsorship opportunities include the ability to feature messages before and after professionally produced video programming, as well as through overlays at appropriate points in the viewing experience

Betawave has secured distribution agreements with several prestigious content providers including:

•
Cookie Jar Entertainment – A leading independent producer of children’s entertainment and world-renowned programmer of the CBS Saturday morning kids’ block presents long-term franchises like: “Johnny Test,” “Paddington Bear,” “Mona the Vampire,” “Dark Oracle,” “The Wombles,” “Ripley’s Believe It or Not!,” “The Wonderful Wizard of Oz,” “Animal Crackers” and “Emily of New Moon” plus special full-length animated movies.

•
Kids Who Rip – An action sports movement of kids who are fearless, fun, focused and ready to show the world their skills.  From surfing, to skateboarding, to snowboarding, these kids are positive role models who know who they and are ready to compete to win.

•
MGM – One of the movie world’s most prestigious studios provides live action and animated programming ranging from series like “Pink Panther and Sons” and “All Dogs Go To Heaven” to full-length live-action movies and TV series.

•
Teen/Kid News – The creator of Eyewitness News, Al Primo, presents news coverage just for kids and teens.  Delivered on a full-news set by an anchor team of youth who bring the audience the latest on celebrities, news and events of special appeal.

•
Young Hollywood – R.J. Williams founded Young Hollywood to create unique celebrity programming that provides an authentic take on the next generation of Hollywood.  It’s the inside story of celebrity life as told by the best source…the celebrities themselves.  The programming offers unparalleled access to the world beyond the velvet rope.

The advertising that we sell on the publisher sites in the Betawave Network can be divided into two categories: Direct Sales and Remnant Inventory.

Direct Sales

The majority of our revenues come from direct sales to brand advertisers. Direct sales of advertising can take the following two forms:

•
IAB Graphical Advertising – IAB graphical advertising is standard banner and text ads where advertisers pay a cost per thousand impressions (“CPM”) fee directly to us.  Banners are ad graphics hyperlinked to the URL of the advertiser or to a custom landing page within the Betawave portfolio.  This form of online advertising entails embedding an advertisement on a web page.  It is intended to attract traffic to the advertiser’s website by linking them from the ad on a website to the website of the advertiser, to initiate an action within the site where the banner is embedded (i.e. watch a movie trailer), or to increase metrics on brand awareness.  The banner advertisement is constructed from an image (GIF, JPEG, PNG), JavaScript program or multimedia object employing technologies  such as Java, Shockwave or Flash.

•
Rich Media/Immersive Advertising – We also provide custom marketing opportunities to brands by tailoring advertising solutions to specific needs and leveraging the rich, immersive environments of publishers in the Betawave portfolio.  These include roadblocks, front page takeovers, rich media ads, video and interstitial ads, custom integration in leading virtual worlds, advergames and custom sponsorships.  These opportunities provide for the highest CPMs, which start at $10.  These out-of-the-box ideas are developed on a custom basis with the goal of productizing the solution for future advertisers and campaigns.

Our blended CPM on direct sales advertising is currently over $5.

Remnant Inventory

Advertising inventory on a website that is not sold directly to an advertiser is referred to as “remnant inventory.”  Publishers typically monetize this inventory, at a small fraction of direct sales, through third-party ad networks (ValueClick, Tribal Fusion, and Advertising.com) and ad network exchanges (Right Media and ContextWeb).  We offer our publishers the ability to achieve a higher rate of return on their remnant inventory through our network of partnerships.  Our service is designed to be easy to implement and lifts the operational minutia and complexity for  publishers of having to monetize remnant inventory.

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

Sales and Marketing

We sell our inventory and marketing services in the United States through a sales and marketing organization that consisted of 17 employees as of March 27, 2009.  These employees are located at our headquarters in San Francisco (California) and New York (New York) and also are based in our sales offices in Los Angeles (California) and Chicago (Illinois).  The team is focused on selling advertising space on the websites in the Betawave Network to top quality brands and their advertising agencies.

In addition, we operate a business development team tasked with sourcing, securing and retaining quality publishers into the Betawave Network.  These employees are located at our headquarters in San Francisco.  They keep current with the latest online trends in our targeted demographics and are responsible for finding and securing relationships with a broad network of sites that extends the reach of the Betawave portfolio.

Market

Our market consists of publishers that operate websites with large, deeply engaged audiences and advertisers interested in reaching consumers online within our target demographics.  Publisher websites provide a platform for brands to engage consumers through effective and targeted advertising initiatives.  Our advertisers provide us with revenue by paying us to promote their brands, products and services on the websites in the Betawave Network.

Despite the economic downturn, eMarketer still forecasts online ad spending will increase in 2009 to $25.7 billion up from an estimated $23.6 billion in 2008, ultimately reaching $42 billion by 2013. The research firm gives several reasons for the resiliency of Internet advertising spending in the context of the overall macroeconomic decline in the economy. These are: measurability with a better understanding of the audience, more effective ad placements resulting in increased prices, easier purchases for advertisers and their agencies through networks and exchanges, better targeting, wooing audiences through video advertising and reaching that vital audience by following eyeballs. eMarketer also projects that Internet ad spend growth will surpass all other major media. Search-based advertising still leads in ad spending but the greatest growth will come from rich media and video ads, both categories in which Betawave is an active participant.

The growth of online video consumption further underscores the trend of people consuming media online at the expense of other sources. According to comScore Media Metrix, in November 2008, 146 million people (77% of the U.S. Internet audience) viewed online video, watching 34% more videos than they did in 2008.  The increase in online video consumption has lead to the creation of new vernacular, for example, “Video snacking,” a term now used to describe how consumers are creating viewing habits around repeated, quick consumption of online video, causing significant spikes in online video watching right at lunchtime. As MediaPost puts it, there are “more people, watching more videos, more often.”

We believe that advertisers must reach consumers online as this is where they increasingly spend time relative to other media.  The advertiser’s ability to effectively reach these consumers, however, is being impacted by several trends taking place on the Internet.  Consumer behavior online is changing through an accelerated progression towards “deportalization.” Deportalization describes the phenomenon where Internet traffic moves from large portals to smaller, niche sites.  The drivers of this trend are search and increased user confidence with regard to the medium.  We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites.

This fragmentation makes it difficult for marketers to reach their targeted demographics at scale.  As a result, they are turning to advertising networks to help them bridge the gap. A survey done at the iMedia Brand Summit showed that brand agency executives think that ad networks will be the second most important channel for their advertising dollars in 2009. Most ad networks, however, are geared towards direct response advertisers (“e-tailers”) and specialize in driving consumers towards an immediate response (i.e. purchase online). These ad networks have become fairly commoditized and provide little in the way of the quality, transparent and integrated experiences that brand advertisers seek. That realm has typically belonged to the same portals and large publishers which are now quickly losing market share to small and medium sized sites which have, until now, relied on general ad networks to sell their advertising.

Betawave believes there is a better way to approach this opportunity, bringing together the best of both worlds - diversity, scale and the targeting of a network with the integration, editorial quality and customization of large publishers. Betawave seeks to bridge the gap by uniting mid-size sites, offering rich content experiences, and introducing standard and immersive ad formats uniformly across our portfolio. The focus on immersive experiences is central to the concept of Attention-Based Media. Our offering is built around products that leverage the consumer activities in which our publisher sites specialize. Betawave works closely with the publishers to understand audience expectations of the site experience and to ensure that the delivery of the intersection between audience needs and brand needs, the “Attention Opportunity” is systematically sought and delivered for every marketing campaign. Betawave does not operate portfolio sites. Thus, we retain flexibility to optimize inventory based on changing traffic patterns or brand needs.

In this way, Betawave offers the rich, impactful, scalable experiences and objective-based solutions that have typically been the expertise of the Portals while mitigating the negative impact of deportalization suffered by competitors entrenched by owned and operated properties. We believe that buying advertising through Betawave provides marketers the ability to reach their intended audience while achieving scale and without sacrificing deep engagement. In addition, marketers can supplement campaigns anchored on other sites and extend their reach against key demographics due to a large percentage of unduplicated audience with top competitors also serving these demographics. As an example, for a youth target, comScore Media Metrix reported that, in January 2009, 43% of Betawave users did not visit the other top three youth sites.

Betawave breaks down its advertising opportunities into demographic categories, which is how brand advertisers tend to buy media. At inception, Betawave served the 6-17 year old demographic. We later expanded to the “moms” demographic as there is a high concentration of women visiting the same websites their children use either through co-play or on their own time. Betawave will expand beyond just youth and moms as there are opportunities for us to reach new demographics through attention-based executions. We already reach 7.1 million 18-34 year olds, who spend 44 minutes per month on the sites in the Betawave Network.

It is our belief that brand advertisers trying to reach the youth demographic are relatively underserved by the current online market, particularly in the area of deep immersive advertising experiences.  The youth demographic tends to be on the cusp of the most recent online trends, including gaming, virtual worlds and social networking.  Kids and teens also represent an important consumer segment.  According to Packaged Facts, a consumer goods market research company, teens alone have an estimated total annual aggregate income of $80 billion, while the buying power of kids is expected to total $21.4 billion in 2010.  Combined, kids and teens influence an estimated additional $225 billion in spending by their parents.

There are an estimated 31.5 million 6 to 17 year old Internet users per month in the U.S (source: comScore Media Metrix) and eMarketer estimates that 82% of US teens ages 12 to 17 and 43.5% of children ages 3 to 11 will use the Internet on a monthly basis in 2009. Approximately 48% of consumers between the ages of 8 and 12 spend two hours online every day, according to eMarketer, while 24% of teens between 13 and 17 spend more than 15 hours online each week. A recent article by AdAge titled “SOURCE” suggests that the rise of social-networking sites, online video and applications for portable media devices will further drive up the hours young consumers spend with these forms of media, eroding the advertising base of television.

In addition, there are an estimated 50 million moms in the U.S. today with spending power estimated at $2.1 trillion.  This is projected to grow to $3 trillion by 2012.  According to Nielsen NetRatings, 32 million of these women in the U.S. who have children under 18 go online, which translates to about 64% of all moms and 40% of all women online in the U.S. today.  Although moms go online for their own enjoyment, many spend time monitoring their child’s behavior, including as much as 47% of women with children ages 12-17 who use social networking sites, according to a study by Razorfish and CafeMom. MediaPost also noted a significant trend in how women are using video compared to last year, noting that women watched 41% more online videos than they did last year, with average videos per month up 33% to 79 videos and average minutes watching online video up 46% to 227 minutes.  The average video length for women is 2.9 minutes, vs. 3.4 for men.  Moms control 85% of household spending and upwards of two-thirds of online moms research products online.

For publishers, Betawave is designed to provide a scalable offering, expertise in high impact, cross-network takeovers and sponsorships and immersive experiences, and established relationships with brand marketers and their agencies. Specifically, mid-size publishers benefit from the reach of other partners increasing the value of their own site through the combined scale while still being able to execute upon the immersive experiences that define their offering. This results in increased mindshare from marketers. Generally, the publishers in the Betawave Network would not have access to the type and quality of advertising that they receive as a result of their inclusion in the Betawave Network.

Competition

We compete against well-capitalized advertising companies as well as smaller companies.  The market for our services is highly competitive.

Advertisers have several options for how to reach consumers online.  Advertisers must first select between the various mediums, including television, radio, direct mail, print media and the Internet, as well as others.  In the online advertising market, we compete for advertising dollars with all websites catering to our target demographics, including portals, large independent sites, and websites belonging to other advertising networks.

Historically, the portals have been a primary vehicle for big brands to reach big audiences online.  Though once experts in audience and customer-centric solutions, the portals have largely devolved into utility environments that offer reach at the expense of attention and engagement, in part due to the trend of “Deportalization” described above.  Betawave offers an alternative for brand advertisers who are seeking both scale and attention with increasing efficiency and accountability.

Betawave has several attributes which we believe allow us to compete aggressively for online advertising dollars.  With over 25 million unique users in the United States, the average U.S. user on the Betawave Network of sites spends 48 minutes per month according to comScore MediaMetrix, with tweens (9-14) and teen girls spending well over 60 minutes per month and teen boys just under that number.  The average of 1 minute per page across publishers in the Betawave Network is 41% higher than the Internet average and is 66% higher than the minutes per page average at teen sites and is two times as high as the minutes per page average at social networking sites.

Publishers have several options to monetize the traffic on their websites.  They can build a direct sales organization to sell the advertising space on their website directly. However, the high cost to build, train and operate such an organization is significant and cost prohibitive for many but the largest websites.  In addition, it requires substantial traffic to achieve advertiser mindshare.

Publishers can also partner with a third party advertising network to sell their advertising.  There are several ways to categorize advertising networks, but they can generally be divided into several categories based on how they target consumers.  The first is performance-based networks, such as Google (AdSense), Valueclick and Advertising.com, which try to use a variety of optimization tools to increase the value of a publisher’s ad inventory.  However, in general, these companies cater to the direct response model and tend to deliver low CPMs and advertisers with low relevance to the sites themselves.  Behavioral-targeting networks, such as Tacoda and Revenue Science use a consumer’s past web-surfing habits to target them with relevant ads.  Contextual networks try to match an ad's subject to that of the page on which it appears.  Video and widget networks sell in videos and widgets.

Finally, publishers can choose to use full-service advertising representation networks that provide a more robust solution when selling advertising.  Some companies, such as Gorilla Nation, incorporate a wide variety of sites into their network.  Others, such as Glam Media, aggregate inventory in a specific vertical and sell advertising to those trying to reach that audience.  These companies are able to offer more relevant advertising to the publishers in their network while delivering better content alignment for brands. Few, if any, offer the depth of products offered by Betawave, and none offer the same combination of scale, transparency and custom advertising opportunities that websites on the Betawave Network offer.

We believe our company is attractive to publishers in our targeted demographics because of our ability to attract relevant, high quality advertisers at higher CPMs than can otherwise be obtained.  We have expertise in defining innovative ad products and strategy, and we provide related platfroms such as Betawave TV. We also believe that we are uniquely positioned with our focus and experience with attention-based media.  Betawave is the only online media company targeted to youth and moms that offers this level of transparency and integration on its partner sites.

Intellectual Property

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and generally control access to and distribution of our confidential and proprietary information.  We rely on the technology of third parties to assist us with several aspects of our business.  When doing so, we obtain appropriate licenses which allow us to use that technology.  We have registered the trademark “GOFISH” in the United States.  We have applied for registration of the service marks “BETAWAVE” and “ATTENTION-BASED MEDIA” in the United States.  These applications are currently pending.

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

The Children’s Online Privacy Protection Act (“COPPA”) imposes civil penalties on persons collecting personal information from children under the age of 13.  We do not knowingly collect personal information from children under the age of 13.  We work with our publishers to ensure that they are compliant with both of COPPA and we currently require all new publishers to protect us from any violation of these laws on their website.

Employees

As of December 31, 2008, we had 44 full-time employees and two part-time employees.  None of our employees is represented by a labor union, and we consider our employee relations to be good.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Seasonality

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business.  Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our business.  Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising.  Online advertising has, in the past, peaked during the fourth quarter holiday season.  Advertising expenditures tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.  Our revenue has been, and may continue to be, affected by these fluctuations.  Our revenue has been, and will continue to be, materially affected by the recent decline in the economic prospects of our customers and the economy and our industry in general, which has had the effect of altering our current and prospective customers’ spending priorities and budget cycles and extending our sales cycle.

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

RISKS RELATED TO OUR COMPANY

We have a history of operating losses, which we expect to continue, and we may not be able to achieve profitability.

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future.  We incurred a net loss of approximately $16.4 million for the year ended December 31, 2007 and a net loss of approximately $17.0 million for the year ended December 31, 2008.  As of December 31, 2008, our accumulated deficit was approximately $41.1 million.  We have not achieved profitability on a quarterly or on an annual basis.  We may not be able to achieve profitability.  Our revenues for the year ended December 31, 2008 were approximately $7.7 million.  If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

The effects of the current global economic crisis may impact our business, operating results, or financial condition.

The current global economic crisis has caused significant disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has significantly impacted levels of consumer spending.  The current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending in general.  In addition, many industry forecasts are predicting negative growth in certain channels of online advertising in 2009.  These developments could negatively affect our business, operating results, or financial condition in a number of ways.  For example, current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased services.  In addition, if consumer spending continues to decrease, this may affect consumer’s behavior on the Internet and online advertising spending.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could materially adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on our network.  For the year ended December 31, 2008, revenue from our five largest advertisers accounted for 36.3% of our revenue.  Our largest advertiser accounted for 12.3% of our revenue for the year ended December 31, 2008.  Our advertisers can generally terminate their contracts with us at any time.  The loss of one or more of the advertisers that represent a significant portion of our revenue could materially adversely affect our results of operations.  In addition, our relationships with publishers participating in our network require us to bear the risk of non-payment of advertising fees from advertisers.  Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenue and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenue.

For the year ended December 31, 2008, advertising revenue connected to our largest publisher accounted for approximately 66% of our revenues.  Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenue.  We cannot assure you that any of the publishers participating in our network will continue their relationships with us.  Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources.  Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all.  Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenue.

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

Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable which could increase the volatility of the price of our common stock.  We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control.  These factors include:

•	our ability to attract and incorporate publishers into our network;

•	the ability of the publishers in our network to attract visitors to their websites;

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	our ability to control our gross margins;

•	our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on our network; and

•	our ability to obtain cost-effective advertising throughout our network.

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

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results.  We formally launched our website in October 2004 and only began building our network during 2007.  We formally launched our network in February 2008 and we rebranded as Betawave Corporation in January 2009.  The revenue received currently is insufficient to generate positive cash flows from our operations.

We may need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We may need to raise additional capital in the future, which may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets.  The raising of additional capital may dilute our current stockholders’ ownership interests.  We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	growing our network, including the number of publishers and advertisers in our network;

•	hiring qualified management and key employees;

•	responding to competitive pressures; and

•	maintaining compliance with applicable laws.

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

Our auditors have indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the fiscal year ended December 31, 2008 were prepared on a going concern basis in accordance with United States generally accepted accounting principles.  The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  However, the report of our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2008 has indicated that we have incurred net loss since our inception, have experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2008, that raise substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to continue as a going concern.

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

Our recently announced business model and name changes carry a number of risks which may be harmful to our business.

We have recently refined our business model significantly to become an attention-based media company and have recently changed our name to Betawave Corporation.  A significant portion of our future success will depend on us forging contractual relationships with additional third-party websites (“publishers”) under which we will assume responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them.  With the implementation of the new phase of our business strategy, we are susceptible to the risks of operating an advertising-supported business.  There is no guarantee that we will enter into contracts with such publishers and, if we are unable to enter into such contractual relationships, our business will be adversely affected.

Furthermore, in connection with the development and implementation of our refined strategic focus, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers.  If we are unable to effectively implement our refined strategic focus, our business and operating results would be adversely affected.

Our recent name change to Betawave Corporation and rebranding campaign may involve substantial costs and may not be favorably received by our base of users, advertisers, publishers in our network and other partners.

In January 2009, we changed our name from GoFish Corporation to Betawave Corporation and launched a campaign to rebrand our business using the “Betawave” name.  As a result, we may lose any brand recognition associated with the “GoFish” name that we previously established with advertisers, publishers in our network and other partners.  In addition, our rebranding campaign may involve substantial costs and may not be favorably received by advertisers, publishers in our network and other partners.  We may not be able to establish, maintain and/or enhance brand recognition associated with the “Betawave” name that is comparable to the brand recognition that we may have previously had associated with the “GoFish” name.  If we fail to establish, maintain and/or enhance brand recognition associated with the “Betawave” name, it could affect our ability to attract advertisers, publishers in our network and other partners, which could adversely affect our ability to generate revenues and could impede our business plan.

Our business depends on enhancing our brand, and any failure to enhance our brand would hurt our ability to expand our base of users, advertisers and publishers in our network.

Enhancing our brand is critical to expanding our base of users, advertisers, publishers in our network, and other partners.  We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market.  If we fail to enhance our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected.  Enhancing our brand will depend largely on our ability to provide high-quality products and services, which we may not do successfully.

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

Payments to certain of our publishers have exceeded the related fees we receive from our advertisers.

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to certain of our publishers.  In these agreements, we promise to make these minimum payments to the publisher for a pre-negotiated period of time.  At December 31, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $5.65 million through 2010.  It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008, which, if not sufficiently remediated, could result in material misstatements in our annual or interim financial statements in future periods and the ineffectiveness of our disclosure controls and procedures.

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.  As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.  In addition, based on the evaluation and the identification of these material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

We are in the process of implementing remediation efforts with respect to our control environment and these material weaknesses.  However, if these remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our financial conditions and results of operations may be adversely impacted.  Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002.  The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

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

Our present management had no affiliation with Unibio Inc. (which changed its name to GoFish Corporation on September 14, 2006 and subsequently to Betawave Corporation on January 20, 2009) prior to the October 27, 2006 mergers, in which Betawave Corporation acquired GoFish Technologies, Inc. as a wholly-owned subsidiary in a reverse merger transaction and IDT Acquisition Corp., a wholly-owned subsidiary of Betawave Corporation, simultaneously merged with and into Internet Television Distribution, Inc. as a wholly-owned subsidiary.  Pursuant to the mergers, the officers and board members of Betawave Corporation resigned and were replaced by officers of GoFish Technologies, Inc. along with newly elected board members.

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

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002.  Section 404 of the Sarbanes-Oxley Act of 2002 requires the evaluation and determination of the effectiveness of a company’s internal control over its financial reporting.  In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008.  As a result, we have incurred additional costs and may suffer adverse publicity and other consequences of this determination.

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

In December 2008, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the United States District Court in the Southern District of New York on behalf of itself and all other purchasers of our securities in our 2006 private placement.  In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor.  Sunrise claimed that we breached this representation because Mr. Zehil’s entities received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends.  In February 2008, Sunrise dismissed the complaint without prejudice.  It is possible that Sunrise will refile the complaint in federal or state court or that one or more other stockholders could also claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses.  If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition.  We also may incur significant costs resulting from our investigation of this matter, defending any litigation against us relating to this matter, and our cooperation with governmental authorities.  We may not be adequately indemnified for such costs from available sources of indemnification.

RISKS RELATED TO OUR BUSINESS

We may be unable to attract advertisers to our network.

Advertising revenues comprise, and are expected to continue to comprise, almost entirely all of our revenues generated from our network.  Most large advertisers have fixed advertising budgets, only a small portion of which have traditionally been allocated to Internet advertising.  In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources.  Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending.  If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

Even if we initially attract advertisers to our network, they may decide not to advertise to our community if their investment does not have the desired result, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to provide value to our advertisers, advertisers may reduce the rates they are willing to pay or may not continue to place ads with us.

We generate almost entirely all of our revenue from advertising, and the reduction in spending by, or loss of, advertisers could seriously harm our business.

We generate almost entirely all of our revenues from advertisers on our network.  Our advertisers can generally terminate their contracts with us at any time.  If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.  We also may encounter difficulty collecting from our advertisers.  We are a relatively small company and advertisers may choose to pay our bills after paying debts of their larger clients.

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

We face competition from websites catering to consumers, as well as traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our revenues and results of operations.

In the online advertising market, we compete for advertising dollars with all websites catering to consumers, including portals, search engines and websites belonging to other advertising networks.  We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers’ total advertising budgets.  Most large advertisers have fixed advertising budgets, a small portion of which is allocated to Internet advertising.  We expect that large advertisers will continue to focus most of their advertising efforts on traditional media.  If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our revenues and results of operations would be harmed.

We may be unable to attract and incorporate high quality publishers into our network.

Our future revenues and success depend upon, among other things, our ability to attract and contract with high-quality publishers to participate in our network.  We cannot assure you that publishers will want to participate, or continue to participate, in our network.  If we are unable to successfully attract publishers to our network, it could adversely affect our ability to generate revenues and could impede our business plan.  Even if we do successfully attract publishers, we cannot assure you that we will be able to incorporate these publishers into our network without substantial costs, delays or other problems.

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

We may fail to select the best publishers for our network.

The number of websites has increased substantially in recent years.  Our publishers’ websites face numerous competitors both on the Internet, and in the more traditional broadcasting arena.  Some of these companies have substantially longer operating histories, significantly greater financial, marketing and technical expertise, and greater resources and name recognition than we do.  Moreover, the offerings on our network may not be sufficiently distinctive or may be copied by others.  If we fail to attain commercial acceptance of our services and to be competitive with these companies, we may not ever generate meaningful revenues.  In addition, new companies may emerge at any time with services that are superior, or that the marketplace perceives are superior, to ours.

If we fail to anticipate, identify and respond to the changing tastes and preferences of consumers, our business is likely to suffer.

Our business and results of operations depend upon the appeal of the sites in our network to consumers.  The tastes and preferences of our consumers frequently change, and our success depends on our ability to anticipate, identify and respond to these changing tastes and preferences by incorporating appropriate publishers into our network.  If we are unable to successfully anticipate, identify or respond to changing tastes and preferences of consumers or misjudge the market for our network, we may not be able to establish relationships with the most popular publishers, which may cause our revenues to decline.

We may be subject to market risk and legal liability in connection with the data collection capabilities of the publishers in our network.

Many components of websites on our network are interactive Internet applications that by their very nature require communication between a client and server to operate.  To provide better consumer experiences and to operate effectively, many of the websites on our network collect certain information from users.  The collection and use of such information may be subject to U.S. state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive.  Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices.  Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, in liability and materially harm our business.

The websites on our network post privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products.  Because of the evolving nature of our business and applicable law, such privacy policies may now or in the future fail to comply with applicable law.  The websites on our network are subject to various federal and state laws concerning the collection and use of information regarding individuals.  These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of information.  We cannot assure you that the websites on our network are currently in compliance, or will remain in compliance, with these laws and their own privacy policies.  Any failure to comply with posted privacy policies, any failure to conform privacy policies to changing aspects of the business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our publishers’ websites, technologies and products and this may adversely affect our business.

Activities of advertisers or publishers in our network could damage our reputation or give rise to legal claims against us.

The promotion of the products and services by publishers in our network may not comply with federal, state and local laws, including but not limited to laws and regulations relating to the Internet.  Failure of our publishers to comply with federal, state or local laws or our policies could damage our reputation and adversely affect our business, results of operations or financial condition.  We cannot predict whether our role in facilitating our customers’ marketing activities would expose us to liability under these laws.  Any claims made against us could be costly and time-consuming to defend.  If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability.

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

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, as well as providers of technology solutions, including software developed by third party vendors, in delivering our services.  In addition, we use third party vendors to assist with product development, campaign deployment, video streaming for Betawave TV and support services for some of our products and services.  These companies may not continue to provide services or software to us without disruptions in service, at the current cost or at all.

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

The number of people who access the Internet through devices other than personal computers, including mobile telephones, smart phones, handheld computers and video game consoles, has increased dramatically in the past few years.  Most of the publishers in our network originally designed their services for rich, graphical environments such as those available on desktop and laptop computers.  The lower resolution, functionality and memory associated with alternative devices make the use of these websites difficult and the publishers in our network developed for these devices may not be compelling to users of alternative devices.  In addition, the creative advertising solutions that thrive in rich environments may be less attractive to advertisers on these devises.  The use of such creative advertising is part what makes our services attractive to advertisers and is what most contributes to our margins.  If we are slow to develop services and technologies that are more compatible with non-PC communications devices or if we are unable to attract and retain a substantial number of publishers that focus on alternative device users to our online services, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

RISKS RELATED TO OUR INDUSTRY

Anything that causes users of websites on our network to spend less time on their computers, including seasonal factors and national events, may impact our profitability.

Anything that diverts users of our network from their customary level of usage could adversely affect our business.  Geopolitical events such as war, the threat of war or terrorist activity, and natural disasters such as hurricanes or earthquakes all could adversely affect our profitability.  Similarly, our results of operations historically have varied seasonally because many of our users reduce their activities on our website with the onset of good weather during the summer months, and on and around national holidays.

If the delivery of Internet advertising on the Web is limited or blocked, demand for our services may decline.

Our business may be adversely affected by the adoption by computer users of technologies that harm the performance of our services.  For example, computer users may use software designed to filter or prevent the delivery of Internet advertising; block, disable or remove cookies used by our ad serving technologies; prevent or impair the operation of other online tracking technologies; or misrepresent measurements of ad penetration and effectiveness.  We cannot assure you that the proportion of computer users who employ these or other similar technologies will not increase, thereby diminishing the efficacy of our products and services.  In the event that one or more of these technologies became more widely adopted by computer users, demand for our products and services would decline.

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

Other parties claiming infringement by the advertisements or video content on the sites in our network could sue us. We may be liable to third parties for elements of advertising campaigns designed by us, which may violate the copyright, trademark, or other intellectual property rights of such third parties.

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

The Children’s Online Privacy Protection Act (“COPPA”) imposes civil penalties for collecting personal information from children under the age of 13 without complying with the requirements of COPPA.  Publishers in our network may violate COPPA on their websites.  Although COPPA is a relatively new law, the Federal Trade Commission (the “FTC”) has recently been more active in enforcing violations with COPPA.  In the last two years, the FTC has brought a number of actions against website operators for failure to comply with COPPA requirements, and has imposed fines of up to $3 million.  Future legislation similar to these Acts could subject us to potential liability if we were deemed to be noncompliant with such rules and regulations.

Increasing governmental regulation of the Internet could harm our business.

The publishers in our network are subject to the same federal, state and local laws as other companies conducting business on the Internet.  Today there are relatively few laws specifically directed towards conducting business on the Internet.  However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels.  These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, advertising, intellectual property rights and information security.  Furthermore, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board under the symbol “BWAV.OB.” Our common stock is not actively traded and there is a limited public market for our common stock.  As a result, a stockholder may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.  This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price for our common stock and on our ability to raise additional capital.  An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently quoted on the NASD’s OTC Bulletin Board.  On March 27, 2009, the closing bid price of our common stock was $0.15 per share.  Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in technology companies have been highly volatile.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the Company.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 410,000,000 shares of capital stock consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which we have designated 8,003,000 of such shares of Series A preferred stock.  As of March 27, 2009, there were: (i) 29,229,284 shares of common stock outstanding; (ii) 7,065,293 shares of Series A preferred stock outstanding; (iii) 103,533,331 shares reserved for issuance upon the exercise of outstanding options under our 2004 stock plan, our 2006 equity incentive plan, our 2007 non-qualified stock option plan and our 2008 stock incentive plan; and (iv) 67,351,020 shares reserved for issuance upon the exercise of outstanding warrants.

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

Panorama Capital, L.P., Rembrandt Venture Partners Fund Two, L.P., Rembrandt Venture Partners Fund Two-A, L.P. and Rustic Canyon Ventures III, L.P., whose interests may not be aligned with yours, collectively control approximately 65.97% of our company, which could result in actions of which you or other stockholders do not approve.

In two closings that occurred on December 3, 2008 and December 12, 2008, we completed a $22.5 million preferred stock financing pursuant to the terms of a securities purchase agreement dated December 3, 2008 that we entered into with Panorama Capital, L.P. (“Panorama”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”), Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A” and, together with Rembrandt Fund Two, “Rembrandt”) and Rustic Canyon Ventures III, L.P. (“Rustic” and, together with Panorama and Rembrandt, the “Lead Investors”).  The Lead Investors currently own, collectively, approximately 65.97% of our outstanding shares of common stock, assuming the conversion of Series A preferred stock.  Prior to the December 2008 financing, the Lead Investors did not own any shares of our common stock.

In addition, pursuant to the investors’ rights agreement we entered into with the Lead Investors in connection with the December 2008 financing, we granted the following rights: (i) Panorama has the right to designate one board member for so long as Panorama shall own not less than 16,666,667 shares of common stock issued or issuable upon conversion of Series A preferred stock, (ii) Rustic has the right to designate one board member for so long as Rustic shall own not less than 12,500,000 shares of common stock issued or issuable upon conversion of Series A preferred stock, (iii) Rembrandt has the right to designate one board member for so long as Rembrandt shall own not less than 8,333,333 shares of common stock issued or issuable upon conversion of Series A preferred stock and (iv) Internet Television Distribution, Inc. and its affiliates have the right to appoint one board member for so long as Internet Television Distribution, Inc. shall own not less than 3,088,240 shares of common stock issued or issuable upon conversion of Series A preferred stock.  The investors’ rights agreement also provides that each investor party to the investors’ rights agreement shall take all actions necessary within its control so that for as long as Panorama owns at least 16,666,667 shares of common stock issued or issuable upon conversion of Series A preferred stock, (i) the compensation committee of the board of directors shall consist of three members, at least two of which shall be directors appointed by the Lead Investors as stated above, and (ii) each committee of the board of directors shall include, at the option of Panorama, the member of the board of directors designated by Panorama.

As a result of the foregoing, the Lead Investors, collectively, are able, without approval of any other stockholder, to materially influence our management and operations and control the outcome of certain significant matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation, and mergers or other business combinations.  The Lead Investors’ interests may not coincide with the interests of other holders of our common stock.  Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of our company that might otherwise be beneficial to minority stockholders and may also discourage acquisition bids for the company and limit the amount certain investors may be willing to pay for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our executive offices are located at 706 Mission Street, 10th Floor, San Francisco, California 94103, and our telephone number is (415) 738-8706.  Our executive offices in San Francisco consist of approximately 10,000 square feet, and we currently lease the facilities for $17,968 per month under a lease expiring in April 2010.  Our monthly rental payment will increase to $20,010 beginning in April 2009.  Our New York office is located at 34 West 22nd Street, 5th.  Floor, New York, New York.  The New York office consists of approximately 2,300 square feet, and we currently lease it for $8,625 per month under a lease expiring in October 2011.  We have an office in Los Angeles at 4571 Wilshire Blvd. 3rd.  Floor, Los Angeles, California.  The office is approximately 1,500 square feet plus common areas, and we lease it for approximately $2,900 per month on a month-to-month basis.  We also have an office in Chicago at 221 North LaSalle Street.  The office is approximately 871 square feet and we currently lease the facilities for $1,350 per month under a lease expiring in February 2010.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business and financial condition.

In December 2008, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the United States District Court in the Southern District of New York on behalf of itself and all other purchasers of our securities in our 2006 private placement.  In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor.  Sunrise claimed that we breached this representation because Mr. Zehil’s entities received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends.  Sunrise dismissed this suit without prejudice in February 2009.  Although it is possible that Sunrise may refile the lawsuit in state or federal court, in the opinion of our management, we do not reasonably expect this case to have a material adverse effect on our business and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 11, 2008, holders of a majority of the then outstanding shares of our capital stock approved by written consent (i) an amendment and restatement of our articles of incorporation to, among other things, increase the number of authorized shares of our common stock from 300,000,000 to 400,000,000 and (ii) the adoption of the 2008 stock incentive plan, as amended through such date.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol “BWAV.OB.” From July 3, 2006 until mid-September 2006 our stock was quoted under the symbol “UBIO.” From mid-September 2006 to February 26, 2009, our stock was quoted under the symbol “GOFH.OB.” From February 27, 2009 to the present, our stock has been quoted under the symbol “BWAV.OB.” The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock as reported by the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  Where applicable, the prices set forth below give retroactive effect to our 8.333334-for-1 forward stock split which was effected on October 9, 2006.

Quarter Ended	High Bid	Low Bid
March 31, 2007	$5.95	$3.65
June 30, 2007	$4.30	$1.04
September 30, 2007	$1.11	$0.26
December 31, 2007	$0.55	$0.16
March 31, 2008	$0.57	$0.23
June 30, 2008	$0.42	$0.20
September 30, 2008	$0.37	$0.18
December 31, 2008	$0.32	$0.08
March 31, 2009 (through March 27, 2009)	$0.24	$0.10

As of December 31, 2008, there were 29,229,284 shares of our common stock issued and outstanding.

As of December 31, 2008, there were 90 holders of record of shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, we had the following securities authorized for issuance under (i) the 2004 stock plan, which was the stock option plan that was adopted by GoFish Technologies, Inc. prior to the merger in 2006 merger, (ii) the 2006 equity incentive plan, (iii) the 2007 non-qualified stock option plan (as hereinafter defined) and (iv) the 2008 stock incentive plan (as hereinafter defined):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,207,799	$0.23	16,498,084
Equity compensation plans not approved by security holders	76,839,697	$0.41	(6,833,750)
Total	80,047,496	$0.41	9,664,334

2004 Stock Plan

In 2004, the board of directors of GoFish Technologies, Inc. adopted the 2004 stock plan.  The 2004 stock plan authorized the board of directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock.  Under the plan, incentive stock options and nonqualified stock options were to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options will be vested over a period according to the option agreement, and are exercisable for a maximum period of ten years after date of grant.

In May 2006, GoFish Technologies increased the shares reserved for issuance under the 2004 stock plan from 2,000,000 to 4,588,281.  Upon completion of the merger in 2006, we decreased the shares reserved under the 2004 stock plan from 4,588,281 to 804,188 and suspended the 2004 stock plan. At December 31, 2008, 716,354 options remain outstanding.

2006 Equity Incentive Plan

Immediately prior to the merger in 2006, our board of directors and a majority of our stockholders approved and adopted the 2006 equity incentive plan.  Initially a total of 2,000,000 shares of our common stock was reserved for issuance under the 2006 equity incentive plan.  On October 30, 2006, in accordance with the terms of the 2006 equity incentive plan, our board of directors increased the number of shares reserved under the 2006 equity incentive plan to 4,000,000 shares, subject to approval by our stockholders within one year of such date.  In March 2008, our board of directors suspended 3,370,966 shares, leaving 629,034 shares reserved in the 2006 equity incentive plan.

2007 Non-Qualified Stock Option Plan

On October 24, 2007, our board of directors approved and adopted the 2007 non-qualified stock option plan.  Initially, a total of 3,600,000 shares of our common stock was reserved for issuance under the 2007 non-qualified stock option plan.  In accordance with the terms of the 2007 non-qualified stock option plan, on October 31, 2007, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 4,000,000; on December 18, 2007, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 5,500,000 shares; on February 5, 2008, our board of directors further increased the number of shares reserved under the 2007 non-qualified stock option plan to 10,500,000; on June 4, 2008, our board of directors further increased the number of shares reserved under the 2007 non-qualified stock option plan to 16,500,000; on December 2, 2008, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 69,141,668; and on January 16, 2009, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 82,963,169 shares.  If an incentive award granted under the 2007 non-qualified stock option plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 non-qualified stock option plan.

Administration.  Our board of directors (or any committee composed of members of our board of directors appointed by our board of directors to administer the 2007 non-qualified stock option plan), administers the 2007 non-qualified stock option plan.  The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the 2007 non-qualified stock option plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the 2007 non-qualified stock option plan.

The 2007 non-qualified stock option plan also contains provisions governing: (i) the treatment of options under the 2007 non-qualified stock option plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of the Company, or complete liquidation or dissolution of the Company) and changes in control of the Company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

Grants.  The 2007 non-qualified stock option plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants.  The term of each option under the 2007 non-qualified stock option plan may be no more than ten years from the date of grant.  Options granted under the 2007 non-qualified stock option plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share.  The exercise price for an Option is determined by the administrator, but it cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant.

Duration, Amendment, and Termination.  The 2007 non-qualified stock option plan will continue in effect for a term of ten years, unless sooner terminated.  Our board of directors may at any time amend, suspend or terminate the 2007 non-qualified stock option plan.

2008 Stock Incentive Plan

On March 31, 2008, in connection with the suspension of our 2006 equity incentive plan, our board of directors adopted the 2008 stock incentive plan.  As originally adopted, the 2008 stock incentive plan provided for the issuance of up to 2,400,000 shares of common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder.  On June 4, 2008, our board of directors adopted an amendment to the 2008 stock incentive plan to (i) decrease the maximum aggregate number of shares of common stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares.  On December 2, 2008, our board of directors adopted an amendment to the 2008 stock incentive plan to increase the maximum aggregate number of shares of common stock that may be issued pursuant to awards granted under the plan from 1,500,000 shares to 19,224,774 shares.  On December 11, 2008, holders of a majority of the outstanding shares of our capital stock adopted the 2008 stock incentive plan, as amended through such date.

Purpose.  The purpose of the 2008 stock incentive plan is to provide our employees (including officers), consultants and directors, whose present and potential contributions are important to our success, an incentive, through ownership of common stock, to continue in service to us, and to help us compete effectively with other enterprises for the services of qualified individuals.

Administration.  The 2008 stock incentive plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator (the “Administrator”), defined as our board of directors or one or more committees designated by the board.

Terms and Conditions of Awards.  The 2008 stock incentive plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights (collectively referred to as “awards”).  Stock options granted under the 2008 stock incentive plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.  Incentive stock options may be granted only to employees.  Awards other than incentive stock options may be granted to our employees, directors and consultants or to employees, directors and consultants of our related entities.  Each award granted under the 2008 stock incentive plan shall be designated in an award agreement.

Subject to applicable laws, the Administrator has the authority, in its discretion, to select employees, directors and others to whom awards may be granted from time to time, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or the amount of other consideration to be covered by each award (subject to the limitations set forth above under “Shares Reserved for Issuance under the 2008 Stock Incentive Plan”), to approve award agreements for use under the 2008 stock incentive plan, to determine the terms and conditions of any award (including the vesting schedule applicable to the award), to amend the terms of any outstanding award granted under the 2008 stock incentive plan, to construe and interpret the terms of the 2008 stock incentive plan and awards granted, to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable non-U.S. jurisdictions and to take such other action not inconsistent with the terms of the 2008 stock incentive plan, as the Administrator deems appropriate.

The 2008 stock incentive plan provides that stockholder approval is required in order to (i) reduce the exercise price of any option or the base appreciation amount of any stock appreciation right awarded under the 2008 stock incentive plan or (ii) cancel any option or stock appreciation right awarded under the 2008 stock incentive plan in exchange for another award at a time when the exercise price exceeds the fair market value of the underlying shares unless the cancellation and exchange occurs in connection with a Corporate Transaction (defined below).  However, canceling an option or stock appreciation right in exchange for another option, stock appreciation right, restricted stock or other award, with an exercise price, purchase price or base appreciation amount (as applicable) that is equal to or greater than the exercise price or base appreciation amount (as applicable) of the original option or stock appreciation right will not require stockholder approval.

Change in Capitalization.  Subject to any required action by our stockholders, the number of shares of common stock covered by outstanding awards, the number of shares of common stock that have been authorized for issuance under the 2008 stock incentive plan, the exercise or purchase price of each outstanding award, the maximum number of shares of common stock that may be granted subject to awards to any participant in a calendar year, and the like, shall be proportionally adjusted by the Administrator in the event of (i) any increase or decrease in the number of issued shares of common stock resulting from a stock split, stock dividend, combination or reclassification or similar event affecting common stock, (ii) any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company or (iii) any other transaction with respect to common stock including a corporate merger, consolidation, acquisition of property or stock, separation (including a spin-off or other distribution of stock or property), reorganization, liquidation (whether partial or complete), distribution of cash or other assets to stockholders other than a normal cash dividend, or any similar transaction; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been “effected without receipt of consideration.”

Corporate Transaction or Change in Control.  Effective upon the consummation of a Corporate Transaction (as defined in the 2008 stock incentive plan), all outstanding awards shall terminate.  However, all such awards shall not terminate to the extent the contractual obligations represented by the awards are assumed by the successor entity.  Except as provided in an individual award agreement, the Administrator shall have the authority to provide for the full or partial automatic vesting and exercisability of one or more outstanding unvested awards under the 2008 stock incentive plan and the release from restrictions on transfer and repurchase or forfeiture rights of such awards in connection with a Corporate Transaction or Change in Control (as defined in the 2008 stock incentive plan), on such terms and conditions as the Administrator may specify.

Under the 2008 stock incentive plan, a Corporate Transaction is generally defined as:

•	acquisition of 50% or more of our stock by any individual or entity including by tender offer or a reverse merger;

•	a sale, transfer or other disposition of all or substantially all of the assets of the Company;

•	a merger or consolidation in which the Company is not the surviving entity; or

•	a complete liquidation or dissolution.

Under the 2008 stock incentive plan, a Change in Control is generally defined as:

•
acquisition of 50% or more of the Company’s stock by any individual or entity which a majority of our board members (who have served on our board for at least twelve months) do not recommend our stockholders accept; or

•
a change in the composition of our board of directors over a period of twelve months or less such that a majority of our board members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who have either been board members continuously for a period of at least twelve months or have been board members for less than twelve months and were elected or nominated for election by at least a majority of board members who have served on our board of directors for at least twelve months.

Amendment, Suspension or Termination of the 2008 Stock Incentive Plan.  Our board of directors may at any time amend, suspend or terminate the 2008 stock incentive plan.  The 2008 stock incentive plan will be for a term of ten years unless sooner terminated by the board.  To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code of 1986, as amended, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein, we shall obtain stockholder approval of any such amendment to the 2008 stock incentive plan in such a manner and to such a degree as is required.

Recent Sales of Unregistered Securities

In two closings that occurred on December 3, 2008 and December 12, 2008, we completed a financing in which we raised approximately $22.5 million in gross proceeds and cancelled indebtedness representing an aggregate principal amount of approximately $5.4 million in exchange for the issuance of shares of our Series A preferred stock and warrants to purchase our common stock.  The December 2008 financing was completed pursuant to the terms of a securities purchase agreement dated December 3, 2008 that we entered into with Panorama Capital, L.P. (“Panorama”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two"), Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A”) and Rustic Canyon Ventures III, L.P. (“Rustic”).  The cancelled indebtedness was (a) our 6% senior convertible notes due June 7, 2010 issued under the terms of that certain purchase agreement, dated as of June 7, 2007, that we entered into with such investors, and (b) our unsecured convertible 15% original issue discount notes due June 8, 2010 that we issued under the terms of that certain subscription agreement dated April 18, 2008 and that certain accession agreement dated June 30, 2008.  The Series A preferred stock and warrants were sold as units at a purchase price of $4.00 per unit, with each unit consisting of (i) one share of Series A preferred stock and (ii) a warrant to purchase eight shares of common stock.  We sold an aggregate of (i) 7,065,293 shares of our Series A preferred stock, which shares are convertible into 141,305,860 shares of our common stock, and (ii) warrants to purchase 56,522,344 shares of our common stock, at an exercise price of $0.20 per share, with a term of five years.  In connection with the December 2008 financing, we entered into an investors’ rights agreement with Panorama, Rembrandt Fund Two, Rembrandt Fund Two-A and Rustic, pursuant to which, among other things, we granted the following rights: (i) Panorama has the right to designate one board member for so long as Panorama shall own not less than 16,666,667 shares of common stock issued or issuable upon conversion of Series A preferred stock, (ii) Rustic has the right to designate one board member for so long as Rustic shall own not less than 12,500,000 shares of common stock issued or issuable upon conversion of Series A preferred stock, (iii) Rembrandt has the right to designate one board member for so long as Rembrandt shall own not less than 8,333,333 shares of common stock issued or issuable upon conversion of Series A preferred stock and (iv) Internet Television Distribution, Inc. and its affiliates have the right to appoint one board member for so long as Internet Television Distribution, Inc. shall own not less than 3,088,240 shares of common stock issued or issuable upon conversion of Series A preferred stock.  The investors’ rights agreement also provides that each investor party to the investors’ rights agreement take all actions necessary within its control so that for as long as Panorama owns at least 16,666,667 shares of common stock issued or issuable upon conversion of Series A preferred stock, (i) the compensation committee of the board of directors shall consist of three members, at least two of which shall be directors appointed by the Lead Investors as stated above, and (ii) each committee of the board of directors shall include, at the option of Panorama, the member of the board of directors designated by Panorama.  Qatalyst Partners LP acted as our financial advisor in connection with the December 2008 financing.  In accordance with the terms of our engagement letter with Qatalyst, we issued to Qatalyst warrants to purchase 6,665,343 shares of our common stock as compensation for its services to us, and we paid Qatalyst a cash fee in accordance with the terms of the engagement letter.  The issuances of securities described above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

Overview

Betawave is a young and rapidly growing company that operates an attention-based digital media company.  We have assembled some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”).  We generate revenue by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

During most of fiscal year 2008, the Company sold advertising on a network of websites focused on children ages 6-17 and their co-viewing parents.

In December 2008, the Company completed a preferred stock financing in which it raised approximately $22.5 million in gross proceeds and cancelled indebtedness representing an aggregate principal amount of approximately $5.4 million in exchange for the issuance of shares of the Company’s Series A preferred stock and warrants to purchase the Company’s common stock.

In January 2009, the Company changed its name from GoFish Corporation to Betawave Corporation and launched a rebranding campaign and changed its focus to selling advertising and providing content for websites in high attention environments.

In March 2009, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4 million (based upon a percentage of certain eligible billed and unbilled accounts receivable). See Note 17 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

Summary of 2008 Results

Our total revenues for the year ended December 31, 2008 were approximately $7.7 million, increasing 270% from the prior year amount of approximately $2.1 million.  The increase reflects higher sales from advertising that was sold across the Betawave Network.  According to comScore Media Metrix, the Betawave Network reached roughly 25 million unique U.S. users per month at the end of 2008 compared to just under 20 million unique U.S. users per month at the end of 2007.

Total costs of revenues and expenses for the year ended December 31, 2008 were approximately $22.5 million, increasing 30% from the prior year amount of approximately $17.3 million.  This increase was primarily due to direct payments to publishers for revenue share on advertising revenues, compensation related expenses and loss on debt extinguishment.

Our operating loss for the year ended December 31, 2008 was approximately $14.8 million, decreasing 3% from the prior year amount of approximately $15.2 million in 2007. This decrease in operating loss was primarily the result of the increase in total revenues, which was partly offset by higher total cost of revenues and expenses.

Our net loss for the year ended December 31, 2008 was approximately $17.0 million, increasing 3.6% from the prior year amount of approximately $16.4 million. This increase in net loss was primarily the result of increased interest expense, which was not fully offset by interest income and miscellaneous income, notwithstanding the increase in total revenues.

2009 Outlook

We expect that revenue will increase in fiscal 2009 as a result of our planned continued expansion of the Betawave Network’s reach, scale and scope.  We also expect to incur additional expenses for the development and expansion of our publisher network.  In addition, we anticipate gains in operating efficiencies as a result of the increase to our sales and marketing organization.  Our revenue expectations are based on certain assumptions and subject to certain risk factors and uncertainties that could cause actual results to differ materially from those expectations.  Our revenue expectations assume that we will continue in operation for the foreseeable future.  As discussed under the heading “Risk Factors,” our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability continue as a going concern.  In addition, our revenues fluctuate from quarter to quarter and are unpredictable.  We expect that our revenues will continue to fluctuate in the future due to a number of factors, some of which are beyond our control.  Accordingly, it is difficult for us to accurately forecast our revenues.  Factors causing fluctuations in our revenues include: (i) our ability to attract quality publishers to the Betawave Network; (ii) the ability of our publishers to increase the number of visitors to their sites; (iii) the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures; (iv) our ability to control our gross margins; and (v) our ability to generate revenue through third-party advertising and our ability to be paid fees for advertising on the Betawave Network.

We expect to continue to experience an operating loss in fiscal year 2009, despite the anticipated increase in revenue as we incur additional expenses for the development and expansion of the Betawave Network and operational infrastructure.  However, we anticipate these losses will decrease from current levels as we continue to grow and develop.

Revenue

We derive almost entirely all of our revenues from fees we receive from our advertisers.  We believe an opportunity exists to provide advertisers with a platform to engage consumers through effecitve and targeted advertising initiatives that provide the reach of a portal with the engagement of niche sites.  Factors that we believe will influence the success of our advertising programs include:

•	growth in the number of users populating the websites on the Betawave Network;

•	growth in the amount of time spent per user on the websites on the Betawave Network;

•	the number of advertisers and the variety of products available;

•	advertisers’ return on investment and the efficacy of click-through conversions;

•	enhanced ad vehicles, products, services and sponsorships; and

•	our fees and rates.

We believe that Internet advertising currently represents a small segment of the overall advertising market and that the growth in Internet usage and consumers’ behavioral changes will eventually lead to a dramatic shift in ad revenues from traditional media to the Internet.  To take advantage of this, the main focus of our advertising programs is to provide usefulness to our advertisers, and relevancy to our users.  We are continuing to take steps to increase our revenue by offering a comprehensive solution for advertising across the Betawave Network.  We also intend to broaden our reach through syndication opportunities brought about by the launch of Betawave TV.  Through this commitment to premium content, scaled distribution, and scope, we hope to broaden our appeal to the advertising community, which we believe will ultimately drive both the quality and quantity of constituents looking to advertise through the Betawave Network.

The following table presents our revenues for the periods presented:

Revenues — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Revenues	$7,701,599	$2,081,182	270%

Our revenues increased $5,620,417 in 2008 from 2007.  The increase in 2008 reflects higher sales from advertising that was sold across our network of owned and affiliate publisher websites.  Revenues in both periods consisted of advertising fees, primarily from banner and text-based ads.  As we begin to add publisher websites into the Betawave Network, we have been able to generate a greater number of user impressions for our advertisers.  Additionally, these sales reflect the build out of our sales organization, which grew from 9 to 14 throughout the year.  These sales personnel were primarily responsible for the corresponding increase in revenue over the prior year.

Cost of Revenues — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Cost of Revenues	$6,551,870	$2,437,047	169%

Cost of revenues consist primarily of direct payments to publishers on advertising revenues, costs associated with hosting our websites, ad serving costs for impressions delivered in connection with advertising revenues and production costs for Betawave TV.

Cost of revenues increased $4,114,823 in 2008 from 2007.  The increase included $4,213,395 of payments to publishers, $275,313 for ad serving costs, $90,513 for licensing expenses, $84,107 for share-based compensation related to SFAS No, 123(R), $75,569 for advergame development costs and $15,714 for development of custom media player.  These increases were partly offset by a reduction in video production costs of $540,335 and a reduction in web hosting costs of $99,453.

Sales and Marketing — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Sales and Marketing	$6,480,550	$6,174,158	5%

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions, and travel costs.

Sales and marketing expenses increased $306,392 in 2008 from 2007.  The increase was attributable to a $1,832,046 increase in personnel and other benefits related costs, including a $238,813 increase in share-based compensation expenses related to SFAS No. 123(R), a $168,134 increase in travel expenses and a $450,320 increase in allocation of facilities, IT and other operating expenses.  These increases were partly offset by a $1,410,055 decrease in advertising and other marketing related expenses and a $734,053 decrease in professional services for public relations and related development research expense.  The growth in direct sales personnel was responsible for the increases in personnel and other benefit related costs.  The reduction in advertising, other marketing expenses, public relations and related development research expenses correlated to the refinement of our strategic focus and a reduced need for advertising campaigns.

Employees in sales and marketing at December 31, 2008 and 2007 were 34 and 20, respectively.

Product Development — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Product Development	$713,964	$2,261,481	(68)%

Product development expenses consist primarily of compensation related expenses incurred for the development of, and enhancement to systems that enable us to drive and support revenue generating activities across our network of websites.

Product development expenses decreased $1,547,517 in 2008 from 2007.  The decrease was attributed primarily to a decrease in compensation related expenses of $1,356,922 including a $194,552 decrease in share-based compensation expenses related to SFAS No. 123(R), and the reduction in the allocation of approximately $190,595 of facilities, IT and other operating expenses.  The decrease in expenses reflects the scaleback of product development projects which resulted in a reduction of employees from 14 at the beginning of 2007 to 5 at the end of 2008.

Employees in product development at December 31, 2008 and 2007 were 5 and 5, respectively.

General and Administrative — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
General and Administrative	$6,024,801	$5,186,981	16%

General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expenses) related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased $837,820 in 2008 from 2007.  The increase was attributable to a $1,401,236 increase in compensation related expenses including a $1,422,503 increase in share-based compensation expenses related to SFAS No. 123(R) and a $190,015 increase in the amortization of deferred financing costs related to the debt issuance costs of the June 2007 Notes and the 2008 Notes.  These increases were partly offset by $567,112 decrease  in legal, accounting, D&O insurance, investor relations and other professional services, a $108,901 decrease in travel expenses and a $77,418 decrease in unallocated facilities, IT and other operating expenses.  The issuance of employee options was primarily responsible for the increase in share-based compensation.

Employees in general and administrative at December 31, 2008 and 2007 were 7 and 5, respectively.

Loss on debt extinguishment — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Loss on debt extinguishment	$2,736,832	$—	N/A

In December 2008, we used proceeds from our $22.5 million preferred stock financing to repurchase the remaining, unconverted portion of our outstanding convertible debt and related detachable warrants.  The repurchase occurred with a combination of cash payments and exchanges of convertible debt and warrants for either new Series A preferred stock and warrants or common stock.  The transaction resulted in a loss on the extinguishment of debt.

Acquisition Costs — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Acquisition Costs	$—	$1,270,348	N/A	%

In fiscal year 2007, we incurred costs during the second quarter of 2007 associated with our previously proposed acquisition of Bolt Media, which was terminated in August 2007.  During the period from February 2007 to September 2007, the Company advanced Bolt $1,020,338.  The Company only had a secured interest in Bolt’s trade accounts receivables of $600,000.  As a result, the Company recorded an allowance for doubtful accounts of $420,338.  In addition, the Company incurred $850,010 of direct acquisition costs.  The total related acquisition costs of $1,270,348 for the year ended December 31, 2007 was expensed.

Other Income and Expenses — Comparison of the Years Ended December 31, 2008 and 2007

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2008	2007	Change
Interest income	$23,238	$147,007	(84)%
Miscellaneous income	278,740	536	51,904%
Interest expense	(2,465,545)	(1,276,568)	93%
Total other income (expense)	$(2,163,567)	$(1,129,025)	92%

Other expense increased $1,034,542 in 2008 from 2007.  The increase was a result of increased interest expense, which was not fully offset by interest income and miscellaneous income.

Interest income is derived primarily from short-term interest earned on operating cash balances.

Miscellaneous income represents income from the settlement of a dispute with a third party service provider.

The increase in interest expense during fiscal year 2008 as compared to fiscal year 2007 is as a result of the payment of interest during 2008 on both the 2007 Notes and the 2008 Notes. Interest expense during fiscal year 2007 included only the payment of interest for a partial year on the 2007 Notes.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private sales of securities and borrowings.  As of December 31, 2008, we had $11,863,121 in cash and cash equivalents.  We may need to raise additional capital in the future, which may not be available on reasonable terms or at all.  The raising of additional capital may dilute our current stockholders’ ownership interests.

Net cash used in operating activities was $7,077,358 and $13,550,034 for the years ended December 31, 2008 and 2007, respectively.  For the year ended December 31, 2008, the cash used in operating activities was primarily due to a net loss of $8,804,358, which is net of non cash expenses of $8,165,627 and a change in working capital of $1,727,000.  The non cash expense items included loss on debt extinguishment of $2,736,832, loss on disposal of fixed assets of $1,959, depreciation and amortization of $260,028, amortization of convertible note fees of $474,618, stock-based compensation of $2,723,377, and non cash interest expense of $1,866,537 and non cash cost of revenues of $102,000.  For the year ended December 31, 2007, the primary use of cash was due to a net loss of $13,402,032, which is net of non cash expenses of $2,975,826 and a negative change in working capital of $148,002.  The non cash expense items included depreciation and amortization of $224,784, amortization of convertible note fees of $273,714, stock-based compensation of $1,172,506 and non cash interest expense of $884,484 and write off of acquisition advances of $420,338.

Net cash used in investing activities was $41,118 for the year ended December 31, 2008 and net cash provided provided by investing activities was $692,846 for the year ended December 31, 2007.  For the year ended December 31, 2008, net cash used in investing activities consisted of the purchase of property and equipment in the amount of $41,118 and funds of $550,000 held as restricted cash which were equally offset by release of such funds from restricted cash.  For the year ended December 31, 2007, net cash provided by investing activities consisted of payment of acquisition advances of $600,000, an additional $1,728,728 of funds released from restricted cash from the sale of our common stock and write off of $17,216 advances to founder and stockholder, and cash used in investing activities consisted of acquisition advances of $1,020,338, the purchase of property and equipment in the amount of $524,781 and funds held as deposits of $107,979.

Net cash provided by financing activities was $17,872,763 and $10,596,480 for the years ended December 31, 2008 and 2007, respectively.  The net cash provided by financing activities for the year ended December 31, 2008 was derived from the proceeds from the issuance of Series A Preferred Stock of $21,022,438 (net of issuance cost of $1,477,562), advances of $610,000 from a shareholder, proceeds from issuance of unsecured convertible original issue discount notes in the amount of $3,188,700, repayment to shareholder of $400,000, repayment of convertible notes in the amount of $6,414,187 and purchase of warrants in the amount of $134,188.  The net cash provided by financing activities for the year ended December 31, 2007 was derived from the proceeds from the issuance of our senior convertible notes and related warrants in the amount of $9,219,707, proceeds from the issuance of common stock in the amount of $1,761,566, repayment of amounts due to a stockholder of $384,793, and repayments of notes payable which were equally off set against proceeds from the issuance of such notes payable.

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

Revenue Recognition

We recognize revenue from the display of graphical advertisements on the websites of the publishers in Betawave’s Network as “impressions” are delivered up to the amount contracted for by the advertiser.  An “impression” is delivered when an advertisement appears in pages viewed by users.  Arrangements for these services generally have terms of less than one year.

We recognize these revenues as such because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees charged by the Company are fixed or determinable, the advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (“EITF 99-19”), Betawave reports revenues on a gross basis principally because the Company is the primary obligor to the advertisers.

Costs of Revenues and Expenses

Cost of revenue and expenses primarily consist of payments to publishers in the Betawave Network, personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses.  We believe the key element to the execution of our strategy is the hiring of personnel in all areas that are vital to our business.  Our investments in personnel include business development, sales and marketing, advertising, service and general corporate marketing and promotions.

Accounting for Stock Based Compensation

Prior to January 1, 2006, we used the intrinsic value method to record stock-based compensation for employees, which requires that deferred stock based compensation be recorded for the difference between an option’s exercise price and the fair value of the underlying common stock on the grant date of the option.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123, Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method.  Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Share-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”).  When it is necessary under generally accepted accounting principles to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

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

The following table presents share-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Cost of revenue	$84,106	$—
Sales and marketing	700,340	461,526
Product development	18,501	213,053
General and administrative	1,920,430	497,927
Total share-based compensation	$2,723,377	$1,172,506

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted average) at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Risk free interest rate	2.16%	4.08%
Expected lives	5.91 Years	5.95 Years
Expected volatility	75.84%	68.33%
Dividend yields	0%	0%

The weighted-average grant date fair value of the options granted during the years ended December 31, 2008 and 2007 were $0.14 and $0.81, respectively.

At December 31, 2008, there was $7,365,758 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over the weighted average period of 2.79 years.

Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, convertible debt and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss for the years ended December 31, 2008 and 2007.

The following outstanding stock options, warrants, convertible debt and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Shares issuable upon exercise of employee and non-employee stock options	4,717,067	7,194,770
Shares issuable upon exercise of warrants	5,744,335	7,598,899
Shares issuable upon conversion of notes	—	6,412,500
Shares issuable upon conversion of Series A preferred stock	7,355,648	—
Total	17,817,050	21,206,169

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable.  When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable.  If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.  There have been no such impairments of long-lived assets through December 31, 2008.

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

Income Taxes

We are subject to income taxes, federal and state, in the United States of America.  We use the asset and liability approach to account for income taxes.  This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax carryforwards.  We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized.  In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income.  Through December 31, 2008, we have provided a valuation allowance of approximately $15.8 million against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred.  Advertising and promotional costs totaled $129,414 and $1,731,170 for the years ended December 31, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations.  This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods.  SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be effective January 1, 2009 for the Company and will be applied to all business combinations occurring on or after that date.

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

In May 2008, the FASB issued SFAS 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earning per share pursuant to the two-class method.  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in EITF 03-6-1.  Early application of FSP EITF 03-6-1 is prohibited.  The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements for the fiscal year ended December 31, 2008, along with the report of our independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Accounting Officer (“CAO”), an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.  In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

•	Our control environment did not sufficiently promote effective internal control over financial reporting resulting in recurring material weaknesses which were not remediated during 2008.

•	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

-	a majority of our board of directors is not independent;

-	no financial expert on our board of directors has been designated;

-	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;

-	delegation of authority has not been formally communicated;

-	an effective whistleblower program has not been established;

-	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results; and

-	there is insufficient oversight of accounting principle implementation.

•	Due to an insufficient number of personnel in our accounting group there have been material audit adjustments to the annual financial statements.

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by (“COSO”).

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to our control environment and the material weaknesses noted above as follows:

•
We plan, over the course of the next year, to evaluate the composition of our board of directors and to determine whether to add independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our board of directors become independent.  We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert.

•	We plan on drafting quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.

•
We are currently working on formally documenting the delegation of authority.  There will be a document that specifies exactly what requires board approval.  Other than the specific items that our board of directors must authorize, all other authority will be delegated to the CAO and point to the further delegation from the CAO to employees.

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

•
Management intends to continue to provide SEC and US GAAP training for employees and retain external consultants with appropriate SEC and US GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, policy and procedure compilation assistance, and other related advisory services.

•
We intend on developing an internal control over financial reporting evidence policy and procedures which contemplates, among other items, a listing of all identified key internal controls over financial reporting, assignment of responsibility to process owners within the Company, communication of such listing to all applicable personnel, and specific policies and procedures around the nature and retention of evidence of the operation of controls.

•
We intend on undertaking a restricted access review to analyze all financial modules and the list of persons authorized to have edit access to each.  We will remove or add authorized personnel as appropriate to mitigate the risks of management or other override.

•	We plan to re-assign roles and responsibilities in order to improve segregation of duties.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting.  Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls.  The remediation efforts noted above will be subject to our internal control assessment, testing, and evaluation process.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position
Matt Freeman	39	Chief Executive Officer and Director

James Moloshok	59	Executive Chairman and Director

Tabreez Verjee	33	President and Director

Lennox L. Vernon	62	Chief Accounting Officer and Director of Operations

John Durham	57	Director

Michael Jung	39	Director

Richard Ling	47	Director

Mark Menell	44	Director

Riaz Valani	32	Director

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

Matt Freeman, Chief Executive Officer and Director

Matt Freeman is the former founder and Chief Executive Officer of Tribal DDB Worldwide, an interactive agency that is a part of Omnicom Group’s DDB Worldwide.  Prior to joining the Company and since 1998, Mr. Freeman served as chief executive officer of Tribal DDB Worldwide, where he helped grow the company from $5 million in annual revenue to over 1,500 employees and $250 million in annual revenue while building a global network of 45 offices spanning 28 countries.  Prior to that, from 1997 to 1998, he served as executive creative director for Modem Media/Poppe Tyson, where he helped with the merger integration between Modem Media and Poppe Tyson (since then acquired by Digitas, Inc.; now a Division of Publicis Group).  Previously, from 1995 to 1997, he was partner and executive creative director for Poppe Tyson (formerly a division of True North, now Interpublic Group), where he helped shape and scale one of the industry’s first and largest interactive agencies.  In January 2006, AdWeek named Tribal DDB Worldwide its Interactive Agency of the Year and in January 2008 Adverting Age awarded it Global Agency Network of the Year.  Both publications cited Freeman’s leadership as a critical factor in Tribal’s enduring success.  Mr. Freeman, a graduate of Dartmouth College and the NY School of Visual Arts, has been inducted into the American Advertising Federation Hall of Achievement; is the Founder of the Interactive Agency Board of the IAB, is an active Board member of the Advertising Club and the American Association of Advertising Agencies (4As) and is a member of the Marketing Advisory Board of the Modern Museum of Art (MOMA).

James Moloshok, Executive Chairman and Director

James Moloshok joined us as our Executive Chairman and a director on December 18, 2007.  Prior to joining us, from 2005 to 2007, Mr. Moloshok was President of Digital Initiatives for HBO Network, where Mr. Moloshok was responsible for exploring new opportunities for the company, focusing on innovative content and fast-changing technology.  Prior to that, from 2001 to 2005, Mr. Moloshok served in various positions with Yahoo! Inc., serving most recently as Senior Vice President, Entertainment and Content Relationships, during which he helped build partnerships with movie studios, TV networks and producers.  Prior to that, Mr. Moloshok was a co-founder of Windsor Digital, an entertainment and investment company.  From 1999 to 2000, Mr. Moloshok served as president of Warner Bros.  Online and president and CEO of Entertaindom.com, an original entertainment destination for Time Warner.  From 1989 to 1999, Mr. Moloshok served as Senior Vice President of Marketing at Warner Bros. and previously held the same position at Lorimar Telepictures, a television distribution company, which was formed when Lorimar merged with Telepictures in 1986 where he was also responsible for marketing to consumers, broadcasters and advertisers.  Mr. Moloshok also serves on the board of directors of SpectrumDNA, Inc.

Tabreez Verjee, President and Director

Tabreez Verjee has served as Betawave’s President since February 26, 2007 and has served as a director since October 27, 2006.  Mr. Verjee is currently a General Partner at Global Asset Capital, LLC, which directed more than $500 million in committed assets from leading global institutional investors across two venture capital funds and over 40 portfolio companies in the United States and Europe.  Prior to that, Mr. Verjee co-headed IMDI/Sonique and successfully negotiated its sale to Lycos.  Sonique was one of the most popular consumer internet music applications with approximately four million unique users and status as the fifth most downloaded application on the Internet in 1999.  Mr. Verjee also brings media finance expertise to Betawave from his prior role as managing director of Global Entertainment Capital, which was a pioneer in media asset securitizations with $150 million in committed capital.  Mr. Verjee began his career as a strategy consultant at Bain & Company.  Mr. Verjee received his bachelor of science in Engineering with honors at the University of California at Berkeley. He is currently on the board of directors of kiva.org and is a charter member of TiE.

Lennox L. Vernon, Chief Accounting Officer & Director of Operations

Lennox Vernon joined Betawave as its Chief Accounting Officer and Director of Operations on October 30, 2006.  Mr. Vernon brings over 25 years of successful financial and operations experience to Betawave.  Prior to joining Betawave and since 2004, Mr. Vernon was Controller of Moderati Inc., a provider of high-impact mobile content to consumers and wireless carriers.  Previously, from 2003 to 2004, Mr. Vernon was the Controller of Optiva Inc. and from 2002 to 2003, he was the Controller of PaymentOne Corporation.  From 2000 through 2002, Mr. Vernon was a financial consultant whereby he managed financial accounting and economic projects, and completed year end reports, annual reports and proxy statements.  Mr. Vernon has also worked for many years at various software companies including Fair Isaac, as Acting CFO, at Macromedia, a developer of software tools for web publishing, multimedia and graphics, as Vice President Controller and at Pixar, a high-tech graphics and animation studio, as Corporate Controller.  Mr. Vernon graduated from San Jose State University with a Bachelor of Science, and is a certified public accountant in the State of California.

John Durham, Director

John Durham joined our board of directors on November 1, 2007.  Mr. Durham is currently CEO and Managing Partner at Catalyst, which specializes in connecting emerging technology companies, publishers and brand marketers facilitating the integration of paid media, non-paid media and emerging media.  Mr. Durham was previously President of Sales & Marketing for Jumpstart Automotive Media since August 2006 and on the board of directors of Jumpstart Automotive Media since 2004.  From 2004 to 2006, Mr. Durham had served as the Executive Vice President, Business Strategy at Carat Fusion.  Prior to that, he was a founder of Pericles Communication.  Before the launch of Pericles Communication, Mr. Durham had served as Chief Operating Officer of Interep Interactive.  Prior to that, he was with Winstar Interactive/Interep Interactive, which he joined in March 1998 as Vice President of Advertising Sales.  Mr. Durham has been teaching advertising and marketing classes since 1992 and currently teaches advertising in the MBA program at the University of San Francisco.  He also founded and is the president of the Bay Area Interactive Group, an Internet industry networking group.  Mr. Durham also serves on the board of directors of ZVUE Corporation.

Michael Jung, Director

Michael Jung joined our board of directors on December 3, 2008.  Mr. Jung is a partner at Panorama Capital.  Mr. Jung was part of the founding team at Panorama Capital in late 2005 and became a partner in November 2008.  Panorama is the successor to the venture capital program of JPMorgan Partners, which Mr. Jung joined in 2003.  Prior to working in venture capital, he was vice president of corporate strategy and development at the Exigen Group, an enterprise software and services company where he managed the company’s day-to-day business development activities.  He also served as vice president of strategic corporate development at Ask Jeeves, leading the company’s mergers and acquisitions and strategic partnership efforts.  Early in his career, Mr. Jung advised a variety of high technology companies both as an investment banker with BancBoston Robertson Stephens and as an attorney with Gunderson Dettmer.  He holds a JD and an MBA from the University of Michigan and bachelor’s degree in political economy of industrial societies from the University of California, Berkeley.

Richard Ling, Director

Richard Ling joined our board of directors on December 12, 2008.  Mr. Ling founded Rembrandt Venture Partners in 2004.  Prior to co-founding Rembrandt, Mr. Ling was the founding CEO and Chairman of MetaLINCs Inc., an e-mail search and analytics company acquired by Seagate in 2007.  Prior to MetaLINCs Mr. Ling was the co-founder, President and CEO of AlterEgo Networks Inc., a wireless infrastructure company, acquired by Macromedia Inc. in March 2002.  Before AlterEgo, Mr. Ling led the e-Commerce product organization at Inktomi, where he was responsible for overseeing all areas of the group’s engineering and operations, including site and network operations and product development.  Mr. Ling was a co-founder, VP of Products and Engineering, and acting CTO at Impulse Buy Networks Inc., leading the development, operations and product management groups.  Impulse Buy Networks was acquired by Inktomi in 1998.

Mark Menell, Director

Mark Menell joined our board of directors on December 12, 2008.  Mr. Menell has been a partner at Rustic Canyon since January 2000.  From August 1990 to January 2000, Mr. Menell was an investment banker at Morgan Stanley & Co.  Incorporated, including as principal and co-head of Morgan Stanley’s Technology Mergers and Acquisitions Group, in Menlo Park, CA.  Mr. Menell is a member of the board of directors of GSI Commerce, Inc. (NASDAQGS:  GSIC).

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

Board of Directors

Our board of directors consists of eight members: John Durham, Matt Freeman, Michael Jung, Richard Ling, Mark Menell, James Moloshok, Riaz Valani and Tabreez Verjee.  Mr. Jung, Mr. Ling and Mr. Menell were appointed to our board of directors pursuant to the terms of the investors’ rights agreement that we entered into in connection with the December 2008 financing.  Mr. Jung was appointed by Panorama Capital, L.P., Mr. Ling was appointed by Rembrandt Venture Partners Fund Two, L.P. and Rembrandt Venture Partners Fund Two-A, L.P. and Mr. Menell was appointed by Rustic Canyon Ventures III, L.P.  See “Investors’ Rights Agreement” below.

Board Committees

The board of directors has established a compensation committee, which sets the compensation for officers of the Company, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs.  The compensation committee currently consists of Mr. Jung, Mr. Menell and Mr. Durham.  The board of directors has also established an audit committee, which oversees the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements.  The audit committee currently consists of Mr. Menell and Mr. Durham.

We have not formally designated a nominating committee.

Our board of directors intends to appoint such persons and form such committees as may be required to meet the corporate governance requirements imposed by Sarbanes-Oxley Act of 2002.  Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC.  Additionally, our board of directors is expected to appoint a nominating committee and to adopt a charter relative to such committee.  Until further determination by our board of directors, the full board of directors will undertake the duties of the nominating committee.  We do not currently have an “audit committee financial expert.”

Investors’ Rights Agreement

In connection with the December 2008 financing, we entered into an investors’ rights agreement with Panorama Capital, L.P. (“Panorama”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”), Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A” and, together with Rembrandt Fund Two, “Rembrandt”) and Rustic Canyon Ventures III, L.P. (“Rustic”).  The investors’ rights agreement includes the following provisions relating to the composition of our board of directors and our board committees:

•
each investor party to the investors’ rights agreement is required to take all actions necessary within its control and to vote all of its shares to ensure that the size of our board of directors shall be set and remain at eight directors;

•	each investor party to the investors’ rights agreement is required to take all actions necessary within its control so as to elect the following individuals to our board of directors:

-
Four representatives designated by holders of a majority of the outstanding shares of common stock issuable or issued upon conversion of the Series A preferred stock (the “Investor Directors”), (i) one of whom shall be designated by Panorama for so long as Panorama shall own not less than 16,666,667 shares of the common stock issued or issuable upon conversion of Series A preferred stock, (ii) one of whom shall be designated by Rustic for so long as Rustic shall own not less than 12,500,000 shares of the common stock issued or issuable upon conversion of Series A preferred stock, (iii) one of whom shall be designated by Rembrandt for so long as Rembrandt shall own not less than 8,333,333 shares of the common stock issued or issuable upon conversion of Series A preferred stock and (iv) one of whom shall be designated by Internet Television Distribution, Inc. and its affiliates (“ITD”) for so long as ITD shall own not less than 3,088,240 shares of the common stock issued or issuable upon conversion of Series A preferred stock.

-
Two representatives of Company management (the “Common Directors”), one of whom shall be our then-current Chief Executive Officer (currently Matt Freeman) and the other of whom shall be our then-current President (currently Tabreez Verjee).

-
Two individuals who, subject to certain exceptions, are not then one of our officers or employees and who are not affiliated with holders of shares of Series A preferred stock or our management, and who are designated with the mutual agreement (in good faith) of both the Common Directors and a majority of the Investor Directors.

•
each investor party to the investors’ rights agreement is required to take all actions necessary within its control so that for as long as Panorama owns at least 16,666,667 shares of common stock issued or issuable upon conversion of Series A preferred stock (i) the compensation committee of the board shall consist of three members, at least two of which shall be Investor Directors; and (ii) each committee of the board shall include, at the option of Panorama, the member of the board designated by Panorama.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, including our principal executive, financial and accounting officers, and our directors and employees.  We have posted the Code of Ethics on our Internet website at http://www.gofishcorp.com/roller/corp/category/investors/code%20of%20conduct.  We recently amended our Code of Ethics to reflect our name change to Betawave Corporation.  We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics that, in each case, apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our Internet website.

Material Changes to Procedures to Nominate Directors

We did not make any material changes to the procedures by which security holders may recommend nominees to our board of directors.

Stockholder Communication

Stockholders desiring to send a communication to our board of directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at 706 Mission Street, 10th Floor, San Francisco, California 94103.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder-director communication.”  All such letters must identify the author as a stockholder and clearly state whether the intended recipients of the letter are all members of our board of directors or certain specified individual directors.  The Secretary will circulate such letters to the appropriate director or directors of Betawave.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table for Fiscal Year 2008

The following table summarizes all compensation recorded by us in each of the fiscal years ended December 31, 2008 and 2007 for (i) all individuals serving as our principal executive officer and our principal financial officer during fiscal year ended December 31, 2008, and (ii) our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as one of our executive officers at the end of the fiscal year ended December 31, 2008 and whose total compensation for the fiscal year ended December 31, 2008 exceeded $100,000.  Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table for Fiscal Year 2008

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matt Freeman (2)	2008	$250,131	$—	$—	$3,258,678	$—	$—	$—	$3,508,809
Chief Executive Officer (Principal Executive Officer)
Michael Downing (3)	2008	$88,566	$—	$—	$—	$—	$—	$100,000	$188,566
Former Chief Executive Officer (Former Principal Executive Officer)	2007	$175,000	$—	$—	$—	$—	$—	$—	$175,000
Lennox L. Vernon	2008	$160,000	$—	$—	$72,632	$—	$—	$—	$232,632
Chief Accounting Officer and Director of Operations (Principal Financial Officer)	2007	$160,000	$—	$—	$13,117	$—	$—	$—	$173,117
James Moloshok (4)	2008	$—	$—	$—	$432,023	$—	$—	$240,000	$672,023
Executive Chairman
Tabreez Verjee	2008	$175,000	$—	$—	$2,139,078	$—	$—	$—	$2,244,676
President	2007	$148,264	$100,000	$—	$—	$—	$—	$—	$248,264

(1)
The amounts shown in this column represent the compensation costs of stock options for financial reporting purposes for fiscal years 2008 and 2007 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in this column reflect ratable amounts expensed for grants that were made in fiscal years 2008 and 2007. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(2)	Mr. Freeman was appointed as our Chief Executive Officer on June 4, 2008. Mr. Freeman was not one of our Named Executive Officers for fiscal year 2007.

(3)
Mr. Downing resigned as our Chief Executive Officer on June 4, 2008. Mr. Downing continues to provide limited consulting services to us under his independent contractor agreement. The $100,000 appearing under "All Other Compensation" for fiscal year 2008 reflects the amount earned by Mr. Downing during such fiscal year under his independent contractor agreement dated as of June 4, 2008, pursuant to which he agreed to provide limited consulting services to us for a period of one year in exchange for a total of $120,000, payable in monthly installments through February 1, 2009.

(4)
Mr. Moloshok was not one of our Named Executive Officers for fiscal year 2007. The $240,000 appearing under "All Other Compensation" reflects the amount earned by Mr. Moloshok during fiscal year 2008 under his consulting agreement dated as of December 18, 2007.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2008

The following table sets forth the stock option and stock awards of each of our Named Executive Officers outstanding at the end of fiscal year 2008.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2008

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Matt Freeman	416,667	2,083,333	(1)	—	$0.23	6/5/2018	—	$—	—	$—
	416,667	2,083,333	(2)	—	$0.80	6/5/2018	—	$—	—	$—
	—	21,795,024	(3)	—	$0.20	12/2/2018	—	$—	—	$—
	—	1,076,092	(4)	—	$0.60	12/2/2018	—	$—	—	$—
	—	1,076,092	(5)	—	$0.80	12/2/2018	—	$—	—	$—
	—	1,076,092	(6)	—	$1.00	12/2/2018	—	$—	—	$—
	—	1,076,092	(7)	—	$1.20	12/2/2018	—	$—	—	$—
	—	1,076,092	(8)	—	$1.40	12/2/2018	—	$—	—	$—
Michael Downing	150,000	150,000	(9)	—	$0.23	6/4/2018	—	$—	—	$—
James Moloshok	881,250	618,750	(10)	—	$0.23	12/18/2017	—	$—	—	$—
	906,323	2,718,970	(11)	—	$0.20	12/2/2018	—	$—	—	$—
	—	253,713	(12)	—	$0.60	12/2/2018	—	$—	—	$—
	—	253,713	(13)	—	$0.80	12/2/2018	—	$—	—	$—
	—	253,713	(14)	—	$1.00	12/2/2018	—	$—	—	$—
	—	253,713	(15)	—	$1.20	12/2/2018	—	$—	—	$—
	—	253,713	(16)	—	$1.40	12/2/2018	—	$—	—	$—
Tabreez Verjee	1,296,296	1,203,704	(17)	—	$0.35	2/1/2018	—	$—	—	$—
	3,364,763	10,094,289	(18)	—	$0.20	12/2/2018	—	$—	—	$—
	—	1,076,092	(19)	—	$0.60	12/2/2018	—	$—	—	$—
	—	1,076,092	(20)	—	$0.80	12/2/2018	—	$—	—	$—
	—	1,076,092	(21)	—	$1.00	12/2/2018	—	$—	—	$—
	—	1,076,092	(22)	—	$1.20	12/2/2018	—	$—	—	$—
	—	1,076,092	(23)	—	$1.40	12/2/2018	—	$—	—	$—
Lennox L. Vernon	33,854	28,646	(24)	—	$1.50	10/30/2016	—	$—	—	$—
	31,250	43,750	(25)	—	$0.37	10/24/2017	—	$—	—	$—
	—	599,363	(26)	—	$0.20	12/2/2018	—	$—	—	$—
	—	38,548	(27)	—	$0.60	12/2/2018	—	$—	—	$—
	—	38,548	(28)	—	$0.80	12/2/2018	—	$—	—	$—
	—	38,548	(29)	—	$1.00	12/2/2018	—	$—	—	$—
	—	38,548	(30)	—	$1.20	12/2/2018	—	$—	—	$—
	—	38,548	(31)	—	$1.40	12/2/2018	—	$—	—	$—

(1)	These stock options vest monthly from June 2008 through June 2011.

(2)	These stock options vest monthly from June 2008 through June 2011.

(3)	These stock options vest monthly from January 2009 through June 2012.

(4)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(5)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(6)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(7)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(8)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(9)	These stock options vest monthly from June 2008 through June 2009.

(10)	These stock options vest monthly from December 2007 through December 2009.

(11)	These stock options vest monthly from January 2009 through June 2012.

(12)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(13)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(14)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(15)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(16)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(17)	These stock options vest monthly from February 2008 through February 2011.

(18)	These stock options vest monthly from January 2009 through June 2012.

(19)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(20)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(21)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(22)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(23)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(24)	These stock options vest monthly from October 2006 through October 2010.

(25)	These stock options vest monthly from October 2007 through October 2010.

(26)	These stock options vest monthly from January 2009 through June 2012.

(27)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(28)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(29)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(30)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

(31)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of our common stock at a price per share equal to or greater than $0.40 and pursuant to which all of our common stock issuable upon conversion of the Series A preferred stock and upon exercise of the warrants held by the investors party to the December 3, 2008 securities purchase agreement will be sold.

Director Compensation for Fiscal Year 2008

The compensation paid by us to non-employee directors for fiscal year 2008 is set forth in the table below:

Director Compensation for Fiscal Year 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Durham (2)	$29,625	$—	$23,492	$—	$—	$—	$53,117
Peter Guber	$—	$—	$257,832	$—	$—	$—	$257,832
Michael Jung	$—	$—	$—	$—	$—	$—	$—
Richard Ling	$—	$—	$—	$—	$—	$—	$—
Mark Menell	$—	$—	$—	$—	$—	$—	$—
Riaz Valani (3)	$88,000	$—	$179,800	$—	$—	$—	$267,800

(1)
The amounts shown in this column represent the compensation costs of stock options for financial reporting purposes for fiscal years 2008 and 2007 under FAS 123(R), rather than an amount paid to or realized by the director.  The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.  The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.  Compensation costs shown in the column “Option Awards” reflect ratable amounts expensed for grants that were made in fiscal years 2008 and 2007.  There can be no assurance that the FAS 123(R) amounts will ever be realized.

(2)	Represents compensation paid to Catalyst Strategy, Inc., a corporation that is an affiliate of Mr. Durham, pursuant to a services agreement between our company and Catalyst.

(3)	Mr. Valani earned fees and was granted stock options pursuant to a consulting agreement entered into with our company dated February 1, 2008.

Employment Agreements with Our Named Executive Officers

Matt Freeman

Mr. Freeman entered into a new employment agreement, dated as of December 3, 2008, which supersedes his prior employment agreement dated June 5, 2008.  His employment agreement provides for a salary at the monthly rate of $50,000, less standard payroll deductions and tax withholdings.  In addition, under the terms of the employment agreement, in connection with the closings of our December 2008 financing, Mr. Freeman will receive a bonus payment of $75,000 if he remains with the Company until the one-year anniversary of his start date.  Mr. Freeman is eligible to receive incentive compensation of up to $150,000 per year, contingent upon attainment of performance targets to be mutually agreed upon with the Board.

The term of Mr. Freeman’s employment as our Chief Executive Officer is indefinite, subject to termination by either party in accordance with the terms of the employment agreement.  We may terminate Mr. Freeman at any time, without notice, for any reason or no reason at all.  Pursuant to the terms of his employment agreement, in the event that Mr. Freeman’s employment is terminated by us other than for cause, death or disability, Mr. Freeman is eligible to receive, among other things, severance payments, in the form of a salary continuation, equal to one year’s base salary (subject to reduction to six months if Mr. Freeman finds subsequent employment prior to the expiration of the twelve month period) and an additional twelve months of vesting on the options granted to Mr. Freeman from the date of termination, which, to the extent unexercised, will expire on the earlier of three years after such termination or the expiration date as set forth in the applicable stock option agreement.  If Mr. Freeman’s employment is terminated by death or disability, Mr. Freeman is entitled to receive an additional twelve months of vesting on the options granted to Mr. Freeman from the date of termination, which, to the extent unexercised, will expire upon the earlier of three years after such termination or the expiration date set forth in the applicable stock option agreement.  In the event of a “change of control,” 50% of any unvested options granted to Mr. Freeman shall become fully vested immediately prior to the occurrence of the change of control.  In addition, if there is a “change of control” before Mr. Freeman’s service terminates and if Mr. Freeman’s employment is terminated without cause or resigns for good reason within 12 months of the “change of control,” then in addition to the foregoing vesting of any unvested options, any remaining unvested options shall vest immediately prior to the termination of employment.  Mr. Freeman shall have 36 months from such separation of employment to exercise his vested options (provided that no such exercise period shall extend beyond the maximum term specified in the applicable stock option agreement).

James Moloshok

On December 10, 2008, we entered into an employment agreement with James Moloshok.  Mr. Moloshok had previously served as a consultant to us since December 18, 2007.  Under the terms of the employment agreement, Mr. Moloshok is required to devote an average of 30 hours per week to his work for us for an indefinite term, subject to termination by either party in accordance with the terms of the employment agreement.  We may terminate Mr. Moloshok at any time without notice, for any reason or no reason at all.

The employment agreement provides that Mr. Moloshok will be paid a base monthly salary of $20,000, less standard payroll deductions and tax withholdings.  Under the employment agreement, Mr. Moloshok will also be eligible to (i) receive incentive compensation of $100,000 per year, contingent upon attainment of performance targets to be agreed to with our board of directors and (ii) participate in an incentive compensation plan to be established by our board of directors under which Mr. Moloshok will be eligible to receive up to 150,000 fully vested shares of restricted stock per year, contingent upon attainment of performance targets to be agreed to with our board of directors.  In the event Mr. Moloshok’s employment is terminated by us other than for cause, death or disability, or if Mr. Moloshok resigns for good reason, the employment agreement provides for a severance payment of $120,000 and an additional six months of vesting on any options, restricted stock or restricted stock units awarded to Mr. Moloshok.  In the event of a “change of control” before Mr. Moloshok’s service terminates, any unvested options, restricted stock, and restricted stock unit awards granted to Mr. Moloshok will immediately become fully vested.

Tabreez Verjee

On December 3, 2008, we entered into an amended and restated employment agreement with Tabreez Verjee, which supersedes and replaces his prior employment agreement dated February 26, 2007.  Mr. Verjee’s employment agreement provides that Mr. Verjee will devote 95% of his time to the performance of his duties to us as President for a salary at the monthly rate of $17,500, less standard payroll deductions and tax withholdings.  Mr. Verjee will also be eligible to receive incentive compensation of up to $100,000 per year, contingent upon attainment of performance targets to be mutually agreed upon with the Board.

The term of Mr. Verjee’s employment as our President is indefinite, subject to termination by either party in accordance with the terms of the amended and restated employment agreement.  We may terminate Mr. Verjee at any time, without notice, for any reason or no reason at all.  Pursuant to the terms of his amended and restated employment agreement, in the event that Mr. Verjee’s employment is terminated by us other than for cause, death or disability, Mr. Verjee is eligible to receive, among other things, severance payments, in the form of a salary continuation, equal to one year’s base salary (subject to reduction to six months if Mr. Verjee finds subsequent employment prior to the expiration of the twelve month period) and any unvested options awarded to Mr. Verjee will fully and immediately vest, which, to the extent unexercised, will expire on the earlier of three years after such termination or the expiration date as set forth in the applicable stock option agreement.  If Mr. Verjee’s employment is terminated by death or disability, Mr. Verjee’s unvested options will become fully vested which, to the extent unexercised, will expire upon the earlier of three years after such termination or the expiration date as set forth in the applicable stock option agreement.  In the event of a “change of control,” 50% of any unvested options granted to Mr. Verjee shall become fully vested immediately prior to the occurrence of the change of control.  In addition, if there is a “change of control” before Mr. Verjee’s service terminates and if Mr. Verjee’s employment is terminated without cause or resigns for good reason within 12 months of the “change of control,” then in addition to the foregoing vesting of any unvested options, any remaining unvested options shall vest immediately prior to the termination of employment.  Mr. Verjee shall have 36 months from such separation of employment to exercise his vested options (provided that no such exercise period shall extend beyond the maximum term specified in the applicable stock option agreement).

Lennox L. Vernon

On December 10, 2008, we entered into an amended and restated employment agreement with Lennox L. Vernon, which supersedes and replaces his previous employment agreement dated October 30, 2006.  His amended and restated employment agreement provides that Mr. Vernon will serve as our Chief Accounting Officer and Director of Operations at an annual base salary of $160,000, less standard payroll deductions and tax withholdings.  Mr. Vernon is also eligible to receive annual bonus payments of up to 15% of his base salary, contingent upon meeting certain goals determined by the CEO.  Subsequently, Mr. Vernon’s annual base salary was increased to $168,000.

The term of Mr. Vernon’s employment as our Chief Accounting Officer and Director of Operations is indefinite, subject to termination by either party in accordance with the terms of the amended and restated employment agreement.  We may terminate Mr. Vernon at any time upon 30 days’ notice, for any reason or no reason at all.  Pursuant to the terms of his amended and restated employment agreement, in the event that Mr. Vernon’s employment is terminated by us other than for cause, death or disability, Mr. Vernon is eligible to receive, among other things, severance payments in the form of a salary continuation equal to three months’ base salary.  Generally, if Mr. Vernon’s employment is terminated by us for or without cause, by Mr. Vernon with or without good reason, or by death or disability, Mr. Vernon’s unvested options will immediately expire.  If there is a “change of control” before Mr. Vernon’s service terminates, and if Mr. Vernon’s employment is terminated without cause or if Mr. Vernon resigns for good reason within 12 months of the “change of control,” any unvested options granted to Mr. Vernon will immediately become fully vested.  Any unexercised vested options will expire one month after the termination of Mr. Vernon’s employment.

Michael Downing

On October 27, 2006, we entered into an employment agreement with Michael Downing pursuant to which Mr. Downing served as our President and Chief Executive Officer.  Mr. Downing’s employment agreement provided for a term of four years, subject to annual renewal thereafter, with an annual base salary of $175,000 and a bonus subject to our achieving our target performance levels as approved by our board of directors or the compensation committee thereof.  Pursuant to the employment agreement, on October 27, 2006 Mr. Downing received an option grant from our 2006 equity incentive plan, to acquire 500,000 shares of our common stock at a price of $1.50 per share, which was the fair market value of our common stock on the date of grant.  One-third (1/3) of the options vest upon the first anniversary of the date of grant.  An additional one-thirty sixth (1/36) of the options vest on the last day of each month thereafter.  Under the agreement, Mr. Downing was subject to traditional non-competition and employee non-solicitation restrictions while he was employed by us.  Mr. Downing and his spouse and dependents were entitled to participate in our benefit plans in substantially the same manner, including but not limited to responsibility for the cost thereof, and at substantially the same levels as we make such opportunities available to all of our managerial or salaried executive employees and their dependents.

On February 26, 2007, in conjunction with Mr. Downing’s resignation as president, we and Mr. Downing entered into an amendment to his employment agreement.  The amendment clarified that Mr. Downing was no longer our President but continued to serve as our Chief Executive Officer.  The amendment also provided that the appointment of Tabreez Verjee as our president did not constitute good reason for Mr. Downing to terminate his employment with us under his employment agreement.

Mr. Downing’s employment was terminated effective as of June 4, 2008.  As a result, the above option was canceled.

In connection with Mr. Downing’s resignation as our Chief Executive Officer and a director, on June 4, 2008, we and Mr. Downing entered into a Separation Agreement and Mutual Release pursuant to which, among other things: (i) we agreed to pay Mr. Downing all accrued salary and all accrued and unused vacation benefits earned through June 4, 2008, subject to standard payroll deductions, withholding taxes and other obligations; (ii) we agreed to forgive outstanding debt in the amount of $17,876.05 owed by Mr. Downing to us; (iii) the parties agreed to cancel an outstanding stock option previously granted to Mr. Downing to purchase 500,000 shares of our common stock; and (iv) the parties agreed to terminate Mr. Downing’s existing employment agreement and to release each other from any and all claims that they may have against each other.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2009.  The table sets forth the beneficial ownership of each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock, each of our directors and executive officers, and all of our directors and executive officers as a group.  The address of each director and executive officer is c/o Betawave Corporation, 706 Mission Street, 10 th Floor, San Francisco, California 94103.

Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class of Shares Beneficially Owned(1)
Tabreez Verjee	34,097,937	(2)	59.1%
Riaz Valani	28,729,706	(3)	55.0%
James Moloshok	4,799,479	(4)	14.4%
Matt Freeman	4,247,737	(5)	12.7%
Michael Jung	70,000,000	(6)	70.5%
Richard Ling	35,000,000	(7)	54.5%
Mark Menell	52,500,000	(8)	64.2%
John Durham	288,109	(9)	0.9%
Lennox L. Vernon	156,830	(10)	0.5%
Executive Officers and Directors as Group (9 persons)	201,880,113		89.7%

(1)
Beneficial ownership percentages are calculated based on 29,229,284 shares of common stock issued and outstanding as of March 27, 2009.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares underlying options, warrants or other convertible securities held by that person that are currently exercisable (or convertible) or exercisable (or convertible) within 60 days of March 27, 2009.  The shares issuable pursuant to the exercise of those options, warrants or other convertible securities are deemed outstanding for computing the percentage ownership of the person holding those options, warrants or other convertible securities, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)
Includes (i) 6,158,257 shares underlying stock options exercisable within 60 days of March 27, 2009 held by Mr. Verjee, (ii) 5,553,744 shares of common stock, 9,264,700 shares of common stock issuable upon conversion of Series A preferred stock and 3,705,880 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Internet Television Distribution LLC, of which Mr. Verjee is a member and over which Mr. Verjee and Mr. Valani have shared voting and investment power; and (iii) 82,032 shares of common stock, 6,666,660 shares of common stock issuable upon conversion of Series A preferred stock and 2,666,664 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Technology Credit Partners LLC, of which Mr. Verjee is a member and over which Mr. Verjee and Mr. Valani have shared voting and investment power.  Excludes 13,432,851 shares underlying stock options not exercisable within 60 days of March 27, 2009 and held by Mr. Verjee.

(3)
Includes (i) 46,805 shares of common stock held by Mr. Valani, (ii) 743,221 shares underlying stock options exercisable within 60 days of March 27, 2009 held by Mr. Valani, (iii) 5,553,744 shares of common stock, 9,264,700 shares of common stock issuable upon conversion of Series A preferred stock and 3,705,880 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Internet Television Distribution LLC, of which Mr. Valani is a member and over which Mr. Valani and Mr. Verjee have shared voting and investment power; and (iv) 82,032 shares of common stock, 6,666,660 shares of common stock issuable upon conversion of Series A preferred stock and 2,666,664 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Technology Credit Partners LLC, of which Mr. Valani is a member and over which Mr. Valani and Mr. Verjee have shared voting and investment power.  Excludes 210,000 shares underlying stock options not exercisable within 60 days of March 27, 2009 and held by Mr. Valani.

(4)
Includes (i) 274,845 shares of common stock held by Mr. Moloshok, (ii) 2,259,938 shares underlying stock options exercisable within 60 days of March 27, 2009 held by Mr. Moloshok, (iii) 1,617,640 shares of common stock issuable upon conversion of Series A preferred stock held by Mr. Moloshok, and (iv) 647,056 shares issuable upon exercise of warrants exercisable within 60 days of March 27, 2009.  Excludes 3,675,738 shares underlying stock options not exercisable within 60 days of March 27, 2009 and held by Mr. Moloshok.

(5)
Includes 4,247,737 shares underlying stock options exercisable within 60 days of March 27, 2009 held by Mr. Freeman.  Excludes 25,333,174 shares underlying stock options not exercisable within 60 days of March 27, 2009 held by Mr. Freeman.

(6)
Includes 50,000,000 shares of common stock issuable upon conversion of Series A preferred stock and 20,000,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Panorama Capital, L.P.  Mike Jung serves as a Member of Panorama Capital Management, LLC, the general partner of Panorama Capital, L.P.  He shares voting control and dispositive power over the shares but disclaims beneficial ownership, except to the extent of his proportionate pecuniary interest therein.

(7)
Includes 25,000,000 shares of common stock issuable upon conversion of Series A preferred stock and 10,000,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Rembrandt Venture Partners Fund Two, L.P. and Rembrandt Venture Partners Fund Two-A, L.P.  Richard Ling serves as a Member of Rembrandt Venture Partners Fund Two, LLC, the general partner of Rembrandt Venture Fund Two, L.P. and Rembrandt Venture Fund Two-A, L.P.  He shares voting control and dispositive power over the shares but disclaims beneficial ownership, except to the extent of his proportionate pecuniary interest therein

(8)
Includes 37,500,000 shares of common stock issuable upon conversion of Series A preferred stock and 15,000,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 27, 2009 held by Rustic Canyon Ventures III, L.P.  Mark Menell serves as a Member of Rustic Canyon GP III, LLC, the general partner of Rustic Canyon Ventures III, L.P.  He shares voting control and dispositive power over the shares but disclaims beneficial ownership, except to the extent of his proportionate pecuniary interest therein.

(9)
Includes (i) 2,800 shares of common stock held by Mr. Durham, (ii) 235,304 shares underlying stock options exercisable within 60 days of March 27, 2009 held by Mr. Durham and (iii) 50,000 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 27, 2009 held by Catalyst SF, of which Mr. Durham is a member and over which he has shared voting and investment power. Excludes 338,884 shares underlying stock options not exercisable within 60 days of March 27, 2009 held by Mr. Durham.

(10)
Includes 156,830 shares underlying stock options exercisable within 60 days of March 27, 2009 held by Mr. Vernon.  Excludes 697,984 shares underlying stock options not exercisable within 60 days of March 27, 2009 held by Mr. Vernon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Riaz Valani

Effective as of February 1, 2008, we entered into another one-year consulting agreement with Mr. Valani under which Mr. Valani is to provide us with business and corporate development consulting services and devote an average of 20% of his working time to provide such services.  Pursuant to the terms of the consulting agreement, on February 5, 2008, our board of directors granted to Mr. Valani, non-qualified stock options under our 2007 non-qualified stock option plan to purchase 440,000 shares of common stock, with an exercise price of $0.31 per share, which was the closing price per share of our common stock on the OTC Bulletin Board on the date of grant.  Thirty-three percent of the total amount of such options granted to Mr. Valani vested on the date of the grant and the remainder of the options granted to Mr. Valani vest monthly at the rate of 1/24th per month, provided that Mr. Valani continues to provide services to us.  In addition, the consulting agreement provides for us to pay to Mr. Valani a fee consisting of cash compensation of $8,000 per month, the payment of which is deferred until (i) our board of directors elects to pay the cash compensation in its discretion, (ii) the occurrence of a change in control, (iii) two years after the effective date of the consulting agreement or (iv) the date when Mr. Valani ceases to provide services to us and is no longer a member of our board of directors.  In connection with the closings under the securities purchase agreement in December 2008, we terminated the consulting agreement.

Transactions with Internet Television Distribution LLC and Technology Credit Partners, Affiliates of Tabreez Verjee and Riaz Valani

In connection with the closings under the securities purchase agreement in December 2008, Internet Television Distribution LLC (“ITD”), which is an affiliate of Mr. Verjee and Mr. Valani, exchanged (i) Subordinated Notes held by ITD in the aggregate principal amount of $1,852,941 into 463,235 shares of Series A preferred stock and related warrants to purchase 3,705,880 shares of our common stock, and (ii) warrants held by ITD to purchase 1,798,973 shares of common stock at an exercise price of $1.75 per share into 1,574,102 shares of common stock.  ITD previously purchased the Subordinated Notes and warrants from us in April and June 2008 for an aggregate purchase price of $1,575,000.

In addition, in connection with the closings under the securities purchase agreement, Technology Credit Partners (“TCP”), which is also an affiliate of Mr. Verjee and Mr. Valani, exchanged (i) Senior Notes held by TCP in the aggregate principal amount of $1,000,000 into 333,333 shares of Series A preferred stock and related warrants to purchase 2,666,664 shares of our common stock, and (ii) warrants held by TCP to purchase 93,750 shares of common stock at an exercise price of $1.75 per share into 82,032 shares of common stock.  TCP purchased the Senior Notes and warrants from various prior holders of such securities during 2008.

Transactions with James Moloshok

In connection with the closings under the securities purchase agreement in December 2008, Mr. Moloshok exchanged (i) Subordinated Notes held by Mr. Moloshok in the aggregate principal amount of $323,529.41 into 80,882 shares of Series A preferred stock and related warrants to purchase 647,056 shares of our common stock, and (ii) warrants held by Mr. Moloshok to purchase 314,108 shares of common stock at an exercise price of $1.75 per share into 274,845 shares of common stock.  Mr. Moloshok previously purchased the Subordinated Notes and warrants from us in April and June 2008 for an aggregate purchase price of $275,000.

Transactions with Catalyst Strategy, Inc., an affiliate of John Durham

In connection with a services agreement between the Company and Catalyst Strategy, Inc. (“Catalyst”), a corporation that is an affiliate of Mr. Durham, on February 28, 2008 we issued to Catalyst a warrant to purchase 50,000 shares of our common stock for a period of five years at an exercise price of $1.75 per share.  The exercise price of the warrant has subsequently been adjusted to $0.20 per share, pursuant to its exercise price adjustment provisions.  Both the services agreement and the terms of the warrant grant were approved by our board of directors following disclosure of Mr. Durham’s relationship with Catalyst.

Director Independence

Our board of directors uses the definition of “independent director” as set forth in NASDAQ Marketplace Rule 4200(a)(15) in determining whether members of our board of directors are independent.  Our board of directors has affirmatively determined that Mr. Durham, Mr. Mennell, Mr. Jung and Mr. Ling is each an “independent director” as that term is set forth in NASDAQ Marketplace Rule 4200(a)(15).  Our board of directors did not consider any transactions, relationships or arrangements not disclosed pursuant to this Item 13, “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K in making its subjective determination that each of these directors is an “independent director” as that term is set forth in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP, our independent registered public accounting firm, for services in the fiscal years ended December 31, 2008 and 2007.  In determining the independence of Rowbotham & Company LLP, our board of directors acting as the audit committee considered whether the provision of non-audit services is compatible with maintaining Rowbotham & Company LLP’s independence.

	2008	2007
Audit Fees(1)(2)	$179,614	$326,323
Audit-Related Fees	—	—
Tax Fees	32,837	—
All Other Fees	—	—
Total Fees	$212,451	$326,323
_________________________
(1)
The total amount of audit fees and reimbursement of expenses billed by Rowbotham & Company LLP for the fiscal year ended December 31, 2008 was $179,614 for the audits performed during such fiscal year, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
The total amount of audit fees and reimbursement of expenses billed by Rowbotham & Company LLP for the fiscal year ended December 31, 2007 was $326,323 for the audits performed during such fiscal year, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETAWAVE CORPORATION

By:	/s/ Matt Freeman
Matt Freeman
Chief Executive Officer

Date: March 30, 2009

POWER OF ATTORNEY

Each of the undersigned officers and directors of Betawave Corporation, a Nevada corporation, does hereby make, constitute and appoint Tabreez Verjee the undersigned’s true and lawful attorney-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the year ended December 31, 2008, any and all amendments and exhibits to such Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to such Annual Report on Form 10-K or any amendments thereto, granting unto said attorneys-in-fact, and either of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Freeman	Chief Executive Officer and Director	March 30, 2009
Matt Freeman	(Principal Executive Officer)

/s/ Tabreez Verjee	President and Director	March 30, 2009
Tabreez Verjee

/s/ Lennox L. Vernon	Chief Accounting Officer and Director of Operations	March 30, 2009
Lennox L. Vernon	(Principal Financial and Accounting Officer)

/s/ James Moloshok	Executive Chairman and Director	March 30, 2009
James Moloshok

/s/ John Durham	Director	March 30, 2009
John Durham

/s/ Michael Jung	Director	March 30, 2009
Michael Jung

/s/ Richard Ling	Director	March 30, 2009
Richard Ling

/s/ Mark Menell	Director	March 31, 2009
Mark Menell

/s/ Riaz Valani	Director	March 30, 2009
Riaz Valani

S-1

BETAWAVE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Betawave Corporation

We have audited the accompanying consolidated balance sheets of Betawave Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net loss since its inception, has experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2008, that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham & Company LLP

San Francisco, California
March 30, 2009

F–1

Betawave Corporation
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,863,121	$1,108,834
Trade accounts receivable, net of allowance for doubtful accounts of none and $17,216 at December 31, 2008 and 2007, respectively	3,108,136	1,604,209
Prepaid expenses	961,829	503,792
Total current assets	15,933,086	3,216,835

Property and equipment, net	236,448	457,317
Convertible note fees, net amortization of none and $273,714 at December 31, 2008 and 2007, respectively	—	1,189,486
Deposits	113,029	117,979
Total assets	$16,282,563	$4,981,617

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,085,886	$1,398,262
Accrued liabilities	1,601,840	714,693
Deferred revenue	109,243	—
Total current liabilities	5,796,969	2,112,955

Convertible notes, net discount of none and $4,039,718 at December 31, 2008 and 2007, respectively	—	6,260,282

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 7,065,293 and zero shares issued and outstanding at December 31, 2008 and 2007, respectively (liquidation value of $28,261,172 and zero at December 31, 2008 and 2007, respectively)	7,065	—
Common Stock: $0.001 par value; 400,000,000 shares authorized; 29,229,284 and 25,169,739 shares issued and outstanding at December 31, 2008 and 2007, respectively	29,230	25,171
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	51,563,483	20,727,408
Accumulated deficit	(41,095,274)	(24,125,289)
Total stockholders’ equity (deficit)	10,485,594	(3,391,620)
Total liabilities and stockholders’ equity (deficit)	$16,282,563	$4,981,617

The accompanying notes are an integral part of these consolidated financial statements.

F–2

Betawave Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Revenues	$7,701,599	$2,081,182

Cost of revenues and expenses:
Cost of revenue	6,551,870	2,437,047
Sales and marketing	6,480,550	6,174,158
Product development	713,964	2,261,481
General and administrative	6,024,801	5,186,981
Loss on debt extinguishment	2,736,832	—
Acquisition costs	—	1,270,348
Total costs of revenues and expenses	22,508,017	17,330,015
Operating loss	(14,806,418)	(15,248,833)

Other income (expense):
Interest income	23,238	147,007
Miscellaneous income	278,740	536
Interest expense	(2,465,545)	(1,276,568)
Total other income (expense)	(2,163,567)	(1,129,025)
Net loss before provision for income taxes	(16,969,985)	(16,377,858)
Provision for income taxes	—	—
Net loss	$(16,969,985)	$(16,377,858)

Net loss per share - basic and diluted	$(0.66)	$(0.68)

Shares used to compute net loss per share - basic and diluted	25,707,208	24,024,966

The accompanying notes are an integral part of these consolidated financial statements.

F–3

Betawave Corporation
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

					Notes
					Receivable	Additional
	Preferred Stock		Common Stock		From	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Deficit	Total
Balances at January 1, 2007	—	$—	23,099,230	$23,100	$(18,910)	$12,288,298	$(7,747,431)	$4,545,057
Issuance of Common Stock in January for cash upon exercise of warrants	—	—	1,000,000	1,000	—	1,749,000	—	1,750,000
Issuance of Common Stock in January for cash upon exercise of options	—	—	25,879	25	—	1,475	—	1,500
Issuance of Common Stock in April for cash upon exercise of options	—	—	5,167	6	—	7,772	—	7,778
Issuance of warrants in June	—	—	—	—	—	5,298,493	—	5,298,493
Nonemployee stock-based compensation charge	—	—	—	—	—	227,883	—	227,883
Stock-based compensation charge	—	—	—	—	—	944,623	—	944,623
Issuance of Common Stock in November for cash upon exercise of options	—	—	39,463	40	—	2,248	—	2,288
Issuance of Common Stock in December for license, distribution and marketing agreement	—	—	1,000,000	1,000	—	199,000	—	200,000
Discount on investor warrant	—	—	—	—	—	8,616	—	8,616
Net loss	—	—	—	—	—	—	(16,377,858)	(16,377,858)
Balances at December 31, 2007	—	—	25,169,739	25,171	(18,910)	20,727,408	(24,125,289)	(3,391,620)
Issuance of Common Stock in February to publisher for representation rights	—	—	300,000	300	—	101,700	—	102,000
Beneficial conversion on 2007 warrants	—	—	—	—	—	772,500	—	772,500
Conversion of 6% senior convertible note in June into common stock	—	—	25,000	25	—	39,975	—	40,000
Issuance of Series A preferred stock for cash, net of issuance costs	5,625,000	5,625	—	—	—	21,016,813	—	21,022,438
Conversion of 15% unsecured convertible original discount notes in December	1,029,406	1,029	—	—	—	4,116,595	—	4,117,624
Exchange of 15% unsecured convertible original issue discount notes warrants in December for common stock	—	—	3,498,013	3,498	—	556,401	—	559,899
Conversion of 6% senior convertible in December for preferred stock	410,887	411	—	—	—	1,643,138	—	1,643,549
Purchase of warrants associated with 6% Senior convertible notes in December	—	—	—	—	—	(134,188)	—	(134,188)
Exchange of 6% senior note warrants in December for common stock	—	—	82,032	82	—	(82)	—	—
Exchange of placement agents warrants in December for common stock	—	—	154,500	154	—	(154)	—	—
Nonemployee stock-based compensation charge	—	—	—	—	—	127,623	—	127,623
Stock-based compensation charge	—	—	—	—	—	2,595,754	—	2,595,754
Net loss	—	—	—	—	—	—	(16,969,985)	(16,969,985)
Balances at December 31, 2008	7,065,293	$7,065	29,229,284	$29,230	$(18,910)	$51,563,483	$(41,095,274)	$10,485,594

The accompanying notes are an integral part of these consolidated financial statements.

F–4

Betawave Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,969,985)	$(16,377,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment	2,736,832	—
Loss on disposal of fixed assets	1,959	—
Depreciation and amortization of property and equipment	260,028	224,784
Amortization of convertible note fees	474,618	273,714
Stock-based compensation	2,723,377	1,172,506
Non cash interest expense	1,866,813	884,484
Non cash cost of revenues	102,000	—
Write-off of acquisition advances	—	420,338
Changes in operating assets and liabilities:
Trade accounts receivable	(1,503,927)	(1,599,057)
Prepaid expenses	(458,037)	(158,917)
Deferred direct acquisition costs	—	66,040
Other assets	4,950	—
Accounts payable	2,687,625	902,180
Accrued liabilities	887,146	641,752
Deferred revenue	109,243	—
Net cash used in operating activities	(7,077,358)	(13,550,034)

Cash flows from investing activities:
Acquisition advances	—	(1,020,338)
Payment of acquisition advances	—	600,000
Funds held as restricted cash	(550,000)	—
Funds released from restricted cash	550,000	1,728,728
Funds held as deposits	—	(107,979)
Advances to founder and stockholder	—	17,216
Purchase of property and equipment	(41,118)	(524,781)
Net cash provided by (used in) investing activities	(41,118)	692,846

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance cost of $1,477,562	21,022,438	—
Proceeds from issuance of common stock, net of issuance cost	—	1,761,566
Proceeds from issuance of due to stockholder	610,000	—
Repayment of due to stockholder	(400,000)	(384,793)
Proceeds from issuance of notes payable	—	200,000
Repayment of notes payable	—	(200,000)
Proceeds from issuance of unsecured convertible original issue discount notes due June 2010 and related warrants, net of fees of $101,300	3,188,700	—
Repayment of convertible promissory notes	(6,414,187)	—
Purchase of warrants	(134,188)	—
Proceeds from issuance of convertible notes and related warrants, net of fees of $1,080,293	—	9,219,707
Net cash provided by financing activities	17,872,763	10,596,480
Net increase (decrease) in cash and cash equivalents	10,754,287	(2,260,708)
Cash and cash equivalents at beginning of the year	1,108,834	3,369,542
Cash and cash equivalents at the end of the year	$11,863,121	$1,108,834

The accompanying notes are an integral part of these consolidated financial statements.

F–5

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

1.	The Company

General - Unibio Inc. was incorporated in the state of Nevada on February 2, 2005.  On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation.  In January 2009, GoFish Corporation changed its name to Betawave Corporation and launched a rebranding campaign focused on attention-based digital media.

Betawave Corporation (the “Company”) is the industry’s first attention-based media company.  The Company delivers quality advertising and content to large audiences of highly-engaged users through innovative ad formats.  The Company has assembled a platform of some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”).  The Company generates revenue by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

Management’s Plan - The Company has incurred operating losses and negative cash flows since inception.  Management expects that revenues will increase as a result of its planned continued expansion of Betawave’s Network’s reach, scale and scope.  The Company also expects to incur additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses.  In addition, the Company also anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization.  However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but anticipates that losses will decrease from current levels to the extent that the Company continues to grow and develop.  These Company’s expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations.  While the Company believes that it will be able to expand operations, gain market share, and raise additional funds, there can be no assurance that in the event the Company requires additional financing, such financing would be available on terms which are favorable or at all.  Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern - The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The consolidated financial statements include the financial statements of Betawave Corporation and its wholly-owned subsidiaries.  All significant transactions and balances between the Betawave Corporation and its subsidiaries have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

F–6

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate fair value due to the short-term maturities of these instruments.

Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all short-term, interest-bearing deposits with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents include a certificate of deposit account.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable.  The Company’s credit risk is managed by investing its cash in a certificate of deposit account.  The receivables credit risk is controlled through credit approvals, credit limits and monitoring procedures.

The Company places its cash in banks.  Cash in excess of federally insured limits totaled $11,613,121 and $1,008,834 at December 31, 2008 and 2007, respectively.

Accounts Receivable - The Company generally requires no collateral from its customers.  An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts.  Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has recorded an allowance against its receivables of none and $17,216 at December 31, 2008 and 2007, respectively.

Accounts Receivable Concentrations - At December 31, 2008, three customers accounted for 26%, 13% and 7%, respectively, of accounts receivable.  At December 31, 2007, three customers accounted for 27%, 21% and 9%, respectively, of accounts receivable.

Revenue Concentrations - The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Company’s Network of websites.  These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers.  For the year ended December 31, 2008, four customers accounted for 22%, 9%, 8% and 5%, respectively, of total revenues.  For the year ended December 31, 2007, four customers accounted for 24%, 20%, 7% and 7%, respectively, of total revenues.

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

Impairment of Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable.  When factors indicate that long-lived assets should be evaluated for possible impairment, the Company typically makes various assumptions about the future prospects the asset relates to, considers market factors and uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable.  If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.  There have been no such impairments of long-lived assets through December 31, 2008 and 2007.

F–7

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Revenue Recognition - Revenues are recognized from the display of graphical advertisements on the websites of the publishers in the Company Network as “impressions” are delivered up to the amount contracted for by the advertiser.  An “impression” is delivered when an advertisement appears in pages viewed by users.  Arrangements for these services generally have terms of less than one year.  These revenues are recognized as such because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees charged by the Company are fixed or determinable, the advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (“EITF 99-19”), Betawave reports revenues on a gross basis principally because the Company is the primary obligor to the advertisers.

Expense Recognition - Expenses are charged to expense as incurred.

Advertising and Promotion Costs - Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $129,414 and $1,731,170 for the years ended December 31, 2008 and 2007, respectively.

Research and Development - Research and development costs are charged to operations as incurred.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method.  Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Share-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”).  When it is necessary under generally accepted accounting principles to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

F–8

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Included in cost of revenues and expenses is $2,723,377 and $1,172,506 of stock-based compensation for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, this amount includes $36,820 of stock-based compensation related to non-employees, $2,595,755 related to employees, $66,000 related to restricted stock and $24,802 related to warrants. At December 31, 2007, this amount includes $86,216 of stock-based compensation related to non-employees, $944,623 related to employees and $141,667 related to the warrants.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted during the years ended December 31, 2008 and 2007.

Loss Per Share - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants, convertible debt and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss for the years ended December 31, 2008 and 2007.

The following outstanding stock options, warrants, convertible debt and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Shares issuable upon exercise of employee and non-employee stock options	4,717,067	7,194,770
Shares issuable upon exercise of warrants	5,744,335	7,598,899
Shares issuable upon conversion of notes	—	6,412,500
Shares issuable upon conversion of Series A preferred stock	7,355,648	—
Total	17,817,050	21,206,169

F–9

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Comprehensive Loss - The Company has no components of comprehensive loss other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Segments - Segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assess performance.  The Company has only one overall operating segment.

Recent Accounting Pronouncements - In December 2007, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations.  This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods.  SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be effective January 1, 2009 for the Company and will be applied to all business combinations occurring on or after that date.

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

In May 2008, the FASB issued SFAS 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested shares-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earning per share pursuant to the two-class method.  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in EITF 03-6-1.  Early application of FSP EITF 03-6-1is prohibited.  The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on the Company’s consolidated financial statements.

F–10

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Fair Value Hierarchy - SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs).  In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

F–11

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,863,121	$—	$—	$11,863,121

4.	Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Computer equipment and software	$652,877	$614,009
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	806,408	767,540
Less accumulated depreciation and amortization	(569,960)	(310,223)
Property and equipment, net	$236,448	$457,317

Depreciation and amortization expense totaled $260,028 and $224,748 for the years ended December 31, 2008 and 2007, respectively.

F–12

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

5.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Accrued vendor obligations	$687,928	$236,833
Accrued compensation	777,290	182,253
Accrued travel and entertainment	—	106,904
Accrued legal expenses	—	91,878
Accrued city and county taxes	41,836	53,182
Accrued interest expenses	—	39,483
Other	94,786	4,160
Total accrued liabilities	$1,601,840	$714,693

6.	Convertible Notes

In June 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which they sold the June 2007 Notes in the aggregate principal amount of $10,300,000 and the June 2007 warrants to purchase an aggregate of 3,862,500 shares of common stock (the “June 2007 Warrants”)  in a private placement transaction the “June 2007 Private Placement”). The June 2007 Notes were outstanding until their purchase by the Company on or before December 12, 2008.

The June 2007 Notes bore interest at a rate of 6% per annum.  The June 2007 Notes had maturity dates three years from the date of issuance and were convertible into shares of the Company’s common stock at a conversion price of $1.60 per share, subject to full-ratchet anti-dilution protection.

The Purchase Agreement governing the June 2007 Notes contains various negative covenants which are no longer applicable to the Company.

The June 2007 Warrants issued to the investors in the June 2007 Private Placement were exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes.  The amortization is being recorded as interest expense and totaled $1,559,331 and $884,484 for the years ended December 2008 and 2007, respectively.

On November 28, 2007, one of the original holders of the June 2007 Notes sold its right, title and interest in its June 2007 Note to a third party at a $42,500 discount.  The Company paid the original holder $42,500 and treated it as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes.  The amortization is being recorded as interest expense and totaled $15,612 and $1,369 for the years ended December 31, 2008 and 2007, respectively.

F–13

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

As part of the June 2007 Private Placement, the Company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000, and associated expenses of $367,909 for a total of $1,088,909.  In addition, as part of the June 2007 Private Placement, the Company issued placement agent warrants to purchase an aggregate of 309,000 shares of the Company’s common stock (the “June 2007 Placement Agent Warrants”).  A portion of the June 2007 Placement Agent Warrants that were exercisable for 193,125 of the Company’s  common stock were exercisable for a period of five years commencing one year after issuance at an exercise price of $1.60 per share.  Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed  fair value of the Company’s common stock of $1.72 per share on the  date of issuance, the Company determined the allocated fair value of this portion of the June 2007 Placement Agent Warrants that are exercisable for 193,125 shares of the Company’s common stock to be $235,722.  The remaining portion of the June 2007 Placement Agent Warrants that are exercisable for 115,875 the Company’s common stock are exercisable for a period of five years commencing one year after issuance at an exercise price of $1.75 per share.  Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed fair value of the Company’s common stock of $1.72 per share on the date of issuance, the Company determined the allocated fair value of this remaining portion of the June 2007 Placement Agent Warrants that were exercisable for 115,875 shares of the Company’s common stock to be $138,569.  The total convertible note fees were $1,564,500.  These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $447,618 and $273,714 for the years ended December 31, 2008 and 2007, respectively.

Also embedded in the June 2007 Private Placement, is a nondetachable conversion feature that is in-the-money at the commitment date.  Per EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” a beneficial conversion feature allows the securities to be convertible into common stock at the lower of a conversion rate fixed at the commitment date or a fixed discount to the market price of the common stock at the date of conversion.  The embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  That amount is calculated at the commitment date as the difference between conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).

The beneficial conversion feature amounted to $772,500 and is recorded as a debt discount and is amortizing over the term of the June 2007 Notes.  The amortization is being recorded as interest expense and totaled $236,900 and $0 for the years ended December 31, 2008 and 2007, respectively.

In two separate closings, on April 18, 2008 and June 30, 2008, the Company sold unsecured convertible original issue discount notes due June 8, 2010 in the aggregate principal amount of $4,117,647 (the “2008 Notes”) and detachable warrants (the “2008 Warrants”) to purchase an aggregate of 3,997,723 shares of the Company’s common stock, in a private placement transaction for an aggregate purchase price of $3,500,000.  The 2008 Notes and 2008 Warrants were outstanding until their conversion into stock of the Company on December 12, 2008. The 2008 Notes were discounted 15% from their respective principal amounts, and will bear interest at a rate of 15% per annum beginning one year from the date of issuance, payable on any conversion date or the maturity date of the 2008 Notes in cash or shares of the Company’s common stock, at the investor’s option.  The 2008 Notes had a maturity date on June 8, 2010 and were convertible into shares of our common stock, at a conversion price of $2.06 per share, subject to full-ratchet anti-dilution protection.  The Company has recorded $617,648 as a debt discount on the 2008 Notes and is amortizing the debt discount over the term of the 2008 Notes.  The amortization is being recorded as interest expense and totaled $163,207 for the year ended December 31, 2008.

The 2008 warrants were exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share.  Utilizing the Black-Scholes option-pricing model and the following assumptions: estimated volatility of 64.9%, a contractual life of five years, a zero dividend rate, 3.34% risk free interest rate, and the fair value of common stock of $1.75 per share at date of grant, the Company determined the initial allocated fair value of the warrants to be $276,858.  The Company has recorded $276,858 as a debt discount and is amortizing the debt discount over the term of the 2008 Notes.  The amortization is being recorded as interest expense and totaled $70,973 for the year ended December 31, 2008.  As part of the issuance on April 18, 2008 and June 30, 2008, the Company paid legal and due diligence fees of $101,300.  These fees are being amortized to expense over the term of the 2008 Notes and amounted to $27,003 for the year ended December 31, 2008.

F–14

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The 2008 Warrants provided for a contingent cash settlement feature, as such, the initial allocated fair value and subsequent re-measurements were classified as Warrant Liability in the Company’s consolidated financial statements.  See Note 11.

Interest expense, including amortization of debt discount, totaled $2,465,545 and $1,276,568 for the years ended December 31, 2008 and 2007, respectively.  In December 2008, the Company issued 7,065,293 in Series A Convertible Preferred Stock.  Of the total shares issued, 5,625,000 shares were issued for net cash proceeds of $21,022,438 with the remaining shares issued in satisfaction of certain convertible notes and related detachable warrants.  The Company utilized proceeds of $6,548,375 from the issuance of the preferred stock to repay the remaining convertible notes and reacquire related detachable warrants.  At December 31, 2008, all convertible notes have been fully paid.  See Note 12.

7.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases with expiration dates through 2011.  The future minimum rental payments under these leases at December 31, 2008  are as follows:

Future Minimum
Year Ending December 31:	Lease Payments
2009	$340,116
2010	180,388
2011	94,248
$614,752

Rent expense totaled $363,122 and $244,452 for the years ended December 31, 2008 and 2007, respectively.

8.	Stockholders’ Equity

On September 14, 2006, the Company increased its authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.  On December 11, 2008, pursuant to the approval of the Company’s Board of Directors and holders of a majority of outstanding shares of the Company’s capital stock, the Company increased its authorized shares of common stock, par value $0.001, to 400,000,000.

In December 2008, the Company exchanged certain equity classified warrants issued in conjunction with 6% convertible notes for 236,532 shares of Company common stock and $134,188 in cash.  As the warrants were classified in equity, the net effect of these transactions was a reduction in additional paid-in capital of $134,188.

Series A Convertible Preferred Stock and Warrants

During 2008, the Company’s Board of Directors authorized 10,000,000 shares of Series A Convertible Preferred Stock (“preferred stock”) with a par value of $.001 per share.  On two separate closings in December 2008, the Company issued to certain investors 5,625,000 shares of preferred stock along with warrants to purchase 45,000,000 shares of the Company’s common stock in exchange for $22,500,000.

F–15

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company issued an additional 1,440,293 shares of preferred stock with warrants to purchase 11,522,344 shares of the Company’s common stock in exchange for certain convertible notes and related detachable warrants.  The preferred stock and warrants were issued as combined units valued at $4 per unit with each unit consisting of 1 share of preferred stock with 1 warrant to purchase 8 shares of common stock for $.20 per share.

Utilizing the Black-Scholes option-pricing model and the following assumptions: estimated volatility of 78.12%, a contractual life of five years, a zero dividend rate, 1.93% risk free interest rate, and the fair value of common stock on the grant dates of $.20 on December 3, 2008 and $.16 on December 12, 2008, the Company determined the fair value of the warrants to be $5,568,761.  The Company has determined that the warrants meet the requirements for equity classification contained within EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  As such, the fair value of the warrants has been recorded in additional paid-in capital and will not be revalued on each reporting date.

The Company incurred $1,477,562 in stock issuance costs related to the transactions.  The stock issuance costs have been recorded as reduction of the net proceeds from the sale.  The Company also issued warrants to a placement agent as partial compensation for services related to the issuance of the preferred stock units.  The warrants are for the purchase of 6,665,343 shares of the Company’s common stock and are exercisable for a period of 5 years at an exercise price of $.20 share.  Utilizing the Black-Scholes option-pricing model and the following assumptions: estimated volatility of 78.12%, a contractual life of five years, a zero dividend rate, 1.93% risk free interest rate, and the fair value of common stock on the grant date of $.16 on December 12, 2008, the Company determined the fair value of the warrants to be $632,391.  The Company has determined that the warrants meet the requirements for equity classification contained within EITF 00-19.  However, the issuance of these warrants had no net impact on the Company’s consolidated financial statements as the direct stock issuance expenses deducted from issuance proceeds included in additional paid-in capital are offset by the fair value of the equity classified warrants issued.

Based on the fair market value of the Company’s stock on December 3, 2008, the preferred stock issued on that date contained a conversion feature that was in-the-money.  Per EITF 98-5, a beneficial conversion feature allows the securities to be convertible into common stock at the lower of a conversion rate fixed at the commitment date or a fixed discount to the market price of the common stock at the date of conversion.  The beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  That amount is calculated at the commitment date as the difference between conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value).

The beneficial conversion feature amounted to $1,007,250.  Because the Company’s preferred stock is not mandatorily redeemable and may be converted to common stock at any time, this beneficial conversion feature would normally be reflected as a dividend to the preferred stockholders.  However, because the Company has an accumulated deficit, such an adjustment would necessarily reduce additional paid-in capital thus having no impact on the Company’s consolidated financial statements.

Each share of preferred stock is convertible into 20 shares of common stock, subject to certain anti-dilution and other adjustments as set forth in the certificate of designation of the preferred stock.  So long as 2,434,657 shares of Series A preferred stock remain outstanding, holders of Series A preferred stock shall be entitled to elect four directors to the Company’s board of directors.  Holders of Series A preferred stock also shall have voting rights and shall be entitled to vote, on an as converted basis as set forth in the certificate of designation, together with the holders of common stock as a single class with respect to any matter upon which holders of common stock have the right to vote.

F–16

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The preferred stock will have a liquidation preference of $4.00 per share and shall be entitled to receive dividends, prior and in preference to any declaration or payment of any dividend on the common stock, at the rate of $0.32 per share per annum, when and if any such dividends are declared by the board of directors of the Company.  Any declared and unpaid dividends are not cumulative.  So long as 2,434,657 shares of Series A preferred stock remain outstanding, the Company will be required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series A preferred stock prior to taking certain actions.

9.	Stock Options and Warrants

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

F–17

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

On October 24, 2007, the Company board of directors approved the Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The purposes of the Non-Qualified Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The Non-Qualified Plan initially provided for a maximum aggregate of 3,600,000 shares of our common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Plan. On November 1, 2007, the Company board of directors adopted an amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 3,600,000 shares to 4,000,000 shares.  On December 18, 2007, the Company board of directors adopted a further amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 4,000,000 shares to 5,500,000 shares. On February 5, 2008, the Company’s board of directors adopted an additional amendment to the Non-Qualified Plan to increase the total plan shares that may be issued from 5,500,000 shares to 10,500,000 shares. On June 4, 2008, the Company’s board of directors further increased the number of shares reserved under the 2007 Plan to 16,500,000.  On December 2, 2008, the board of directors increased the number of shares reserved under the 2007 Plan to 69,141,668.  The Company’s board of directors (or any committee composed of members of the Company board of directors appointed by it to administer the Non-Qualified Plan), has the authority to administer and interpret the Non-Qualified Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the Non-Qualified Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the Non-Qualified Plan.  The Non-Qualified Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants.  The exercise price for an Option shall be determined by the administrator.  The term of each option under the Non-Qualified Plan shall be no more than ten years from the date of grant.  The Non-Qualified Plan became effective upon its adoption by our board of directors, and will continue in effect for a term of ten years, unless sooner terminated.  The Company board of directors may at any time amend, suspend or terminate the Non-Qualified Plan.  The Non-Qualified Plan also contains provisions governing: (i) the treatment of options under the Non-Qualified Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of our company, or complete liquidation or dissolution of our company) and changes in control of our company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

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

On June 4, 2008, the Board adopted an amendment to the 2008 Plan to (i) decrease the maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares the Company’s common stock that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares.  On June 4, 2008, the Board also granted initial awards under the 2008 Plan, which were granted to certain non-officer employees and consultants of the Company.  On December 2, 2008, the Board increased the number of shares reserved under the Plan to a maximum of 19,224,774.  The Board intends to solicit stockholder approval for the 2008 Plan prior to March 31, 2009.  The 2008 Plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator (the “Administrator”), defined as the Board or one or more committees designated by the Board.  The 2008 Plan will initially be administered by the Board.  The Board froze the 2004 Plan on October 27, 2006 and the 2006 Plan on March 31, 2008.  As of December 31, 2008, there were 297,737 shares under the 2004 Plan and 3,073,229 shares under the 2006 Plan that were unavailable for further issuance.

F–18

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

A summary of stock option transactions is as follows:

	Options available for grant	Number of options	Weighted Average Exercise price
Balances at January 1, 2007	1,176,000	3,610,865	$1.38
Additional shares reserved	5,500,000	—	—
Options granted	(6,476,400)	6,476,400	$1.40
Options exercised	—	(70,511)	$0.17
Options cancelled	2,821,984	(2,821,984)	$2.68
Balances at December 31, 2007	3,021,584	7,194,770	$0.91
Additional shares reserved	82,866,442	—	—
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	—	—
Options granted	(75,606,727)	75,606,727	$0.39
Options exercised	—	—	—
Options cancelled	2,754,001	(2,754,001)	$1.30
Balances at December 31, 2008	9,664,334	80,047,496	$0.41

F–19

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The following table summarizes information concerning outstanding options as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	364,300	5.43		358,376	5.41
$0.19	234,765	9.89		4,765	9.89
$0.20	48,628,342	9.92		4,744,094	9.92
$0.23	5,070,000	9.29		1,542,917	9.18
$0.24	82,000	9.42		15,750	9.42
$0.25	105,000	9.58		25,000	9.58
$0.27	400,000	8.83		155,556	8.83
$0.29	400,000	9.24		83,951	9.24
$0.35	4,840,000	9.08		2,728,611	9.08
$0.37	1,820,358	8.79		1,072,387	8.80
$0.42	130,000	9.02		—	—
$0.60	2,998,324	9.92		—	—
$0.80	5,498,324	9.70		416,667	9.43
$1.00	2,998,324	9.92		—	—
$1.20	2,998,324	9.92		—	—
$1.40	2,998,324	9.92		—	—
$1.50	116,840	7.81		88,200	7.81
$3.08	50,000	7.96		29,167	7.96
$3.65	64,271	7.87		64,271	7.87
$3.78	15,000	8.38		5,938	8.38
$3.80	65,000	8.30		27,083	8.30
$5.79	170,000	8.08		81,042	8.08
	80,047,496	9.75	$1,037,898	11,443,775	9.29	$152,365

Included in cost of revenues and expenses is $2,723,377 and $1,172,506 of stock-based compensation for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, this amount includes $36,820 of stock-based compensation related to non-employees, $2,595,755 related to employees, $66,000 related to restricted stock and $24,802 related to warrants.  At December 31, 2007, this amount includes $86,216 of stock-based compensation related to non-employees, $944,623 related to employees and $141,667 related to the warrants.

F–20

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The following table presents share-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Cost of revenue	$84,106	$—
Sales and marketing	700,340	461,526
Product development	18,501	213,053
General and administrative	1,920,430	497,927
Total share-based compensation	$2,723,377	$1,172,506

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted-average) at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Risk free interest rate	2.16%	4.08%
Expected lives	5.91 Years	5.95 Years
Expected volatility	75.84%	68.33%
Dividend yields	0%	0%

The weighted-average grant date fair value of the options granted during the years ended December 31, 2008 and 2007 were $0.14 and $0.81, respectively.

On December 2, 2008, the Company granted (under the Non-Qualified Plan) certain employees options to purchase 14,991,620 shares of Company common stock.  These options will only vest with a change in control of the Company, as defined in the option agreement.  As the condition for vesting is not probable, the Company has not recognized any compensation expense related to these options at December 31, 2008.  At December 31, 2008, all of these options remain outstanding.

At December 31, 2008, there was $7,365,758 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  This cost is expected to be recognized over the weighted average period of 2.79 years.

During 2008 and 2007, the Company accelerated vesting for certain employees who terminated their employment and modified the terms of other options.  As a result, of these modifications the Company recognized additional compensation expense of $202,865 and $153,900 for the years ended December 31, 2008 and 2007, repectively.

The Company did not realize any tax benefits from tax deductions of share-based payment arrangements during the years ended December 31, 2008 and 2007.

F–21

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Stock-based compensation expense related to stock options granted to non-employees is recognized as earned.  In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company re-values the non-employee stock-based compensation, at each reporting date, using the Black-Scholes pricing model.  As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates.  The Company recorded stock-based compensation expense related to non-employees of $36,820 and $86,216 for the years ended December 31, 2008 and 2007, respectively.

A summary of outstanding Common Stock Warrants included those issued as non-employee compensation as of December 31, 2008 is as follows:

Securities into which warrants are convertible and reference	Shares	Exercise Price	Expiration Date
Common Stock-Non-employee compensation	380,000	$1.75	February 2013
Common Stock-See note below	3,133,347	$1.75	October 2011
Common Stock-Series A preferred stock units. See Note 7.	56,522,344	$0.20	December 2013
Common Stock-Non-employee compensation. See Note 7.	6,665,343	$0.20	December 2013
Common Stock-Non-employee compensation	50,000	$1.75	November 2013
Common Stock-See note below	166,667	$3.00	January 2012
Total	66,917,701

In October 2006, the Company assumed warrants exercisable into 4,133,333 shares of Common Stock.  The warrants are immediately exercisable into shares of Common Stock at a per share price of $1.75 and expire five years from the date of issuance if unexercised and are callable by the Company under certain circumstances. 2,000,000 of the Investor Warrants were exercised for the purchase of 1,000,000 shares of the Company’s Common Stock in January 2007.

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

F–22

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

10.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Currently payable (refundable):
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate (34%) to the net loss before provision for income taxes for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007
Provision for income taxes at federal statutory rate	$(5,769,795)	$(5,642,436)
Federal research tax credits	—	146,576
Expenses not deductible	150,665	259,337
Provision to return reconciliation	(234,301)	(33,014)
Change in federal valuation allowance	5,853,431	5,269,537
Provision for income taxes	$—	$—

F–23

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

As of December 31, 2008, the Company had approximately $36,074,000 of federal and $36,072,000 state operating loss carryforwards potentially available to offset future taxable income.  These net operating loss carryforwards are expected to expire as follows:

Year Ended:	Federal	State
2013	$—	$21,000
2014	—	357,000
2015	—	1,804,000
2016	—	4,918,000
2017	—	15,014,000
2018	—	13,958,000
2023	21,000	—
2024	366,000	—
2025	1,793,000	—
2026	4,920,000	—
2027	15,016,000	—
2028	13,958,000	—
	$36,074,000	$36,072,000

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes (as defined in the Act) that could limit the Company’s ability to utilize these carryforwards.  Prior equity financings may significantly limit the Company’s ability to utilize the net operating loss carryforwards.

The components of the deferred tax assets as of December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Net operating losses	$14,342,608	$8,508,905
Depreciation and amortization	70,424	34,488
Stock-based compensation	1,205,972	176,900
Debt discount	—	352,290
Reserves and accruals	146,597	52,561
Deferred revenue	45,513	—
Total deferred tax asset	15,811,114	9,125,144
Valuation allowance	(15,811,114)	(9,125,144)
Net deferred tax assets	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets.

F–24

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through December 31, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. Net operating loss carryforwards since inception remain open to examination by taxing authorities, and will continue to remain open for a period of time post utilization. The adoption of FIN 48 did not have an impact on the Company's results of operations and financial position.

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

11.	Warrant Liability

As discussed in Note 6, in two separate closings, on April 18, 2008 and June 30, 2008, the Company sold the 2008 Notes and the 2008 Warrants.  The 2008 Warrants had a five-year term and were exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. The 2008 Warrant contained a net cash settlement feature, which was available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants were required to be classified as a liability at their current fair value estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported as interest expense.  Accordingly, we recorded a reduction in interest expense of $226,008 for the year ended December 31, 2008. The decrease represents the change in fair value of the warrant liability from the date of issuance, April 18, 2008, through December 12, 2008, the date the warrants were exchanged for Company common stock. See Note 6.  The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of December 12, 2008 were as follows:

December 12,
2008
Aggregate fair value	$97,437
Expected volatility	78.12%
Weighted average remaining contractual term(years)	4.47
Risk-free interest rate	1.93%
Expected dividend yield	0%
Common stock price	$0.16

12.	Loss on Debt Extinguishment

In December 2008, the Company repurchased all of its then outstanding convertible debt and related detachable warrants.  The repurchase occurred with a combination of cash payments totaling $6,548,316 and exchanges of convertible debt and warrants for either new Series A preferred stock and warrants or common stock.

F–25

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company recorded the transaction in accordance with APB No. 26, Early Extinguishment Debt and recognized a loss on the extinguishment as follows:

			Fair Value of
			Series A	Fair Value
			Preferred	of Common
	Net Carrying	Cash	Stock Units	Stock	Loss on Debt
Description	Amount	Payment	Issued	Issued	Extinguishment
Conversion of 6% convertible notes into 410,887 preferred stock units	$1,135,221	$—	$(1,643,549)	$—	$(508,328)
Conversion of 15% convertible notes into 1,029,406 preferred stock units	3,457,321	—	(4,117,624)	—	(660,303)
Exchange of liability classified warrants for common stock	97,437	—	—	(559,682)	(462,245)
Repurchase of 6% convertible notes	6,124,399	(6,414,187)	—	—	(289,788)
Write-off of unamortized issuance costs	(816,168)	—	—	—	(816,168)
	$9,998,210	$(6,414,187)	$(5,761,173)	$(559,682)	$(2,736,832)

13.	Related Party Transactions

The following is the activity between the Company and a founder and stockholder related to amounts due from this individual as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Beginning balance	$—	$17,216
Amounts advanced	—	660
Allowance for doubtful account	—	(17,876)
Due from founder and stockholder	$—	$—

The following is the activity between the Company and stockholders related to non-interest bearing notes receivable as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Beginning balance	$18,910	$18,910
Notes receivable originally issued	—	—
Notes receivable cancelled upon the repurchase of Common Stock	—	—
Notes receivable from stockholders	$18,910	$18,910

F–26

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The following is the activity between the Company and a stockholder related to amounts due to this individual as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Beginning balance	$—	$384,793
Amounts received by the Company	610,000	—
Amounts repaid by the Company	(400,000)	(384,793)
Amounts converted to convertible original issue discount notes	(210,000)	—
Due to stockholder	$—	$—

14.	Cash Flow Information

Cash paid during the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007
Interest	$629,843	$309,000
Income taxes	$—	$—

F–27

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007
Conversion of Convertible Promissory Notes into common stock	$40,000	$—
Issuance of common stock for warrants	$559,899	$—
Issuance of Series A preferred stock units for the extinguishment of debt	$5,761,173	$—
Issuance of common stock to a publisher	$102,000	$—
Convertible notes issued upon conversion of amounts due to stockholder	$210,000	$—
Beneficial conversion feature associated with convertible notes	$772,500	$—
Decrease in warrant liability	$115,147	$—
Issuance of common stock for warrants	$236	$—
Initial recording of warrant liability	$213,175	$—
Issuance of warrants with convertible notes	$—	$4,924,202
Issuance of warrants to placement agents	$—	$374,291
Issuance of common stock for license agreement	$—	$200,000
Issuance of warrants to investors	$—	$8,616

15.	Acquisitions

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

F–28

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

16.	Quarterly Financial Data (Unaudited)

	December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$657,150	$1,282,439	$2,786,139	$2,975,871

Cost of revenues and expenses	4,272,216	4,200,764	5,147,610	8,887,427
Operating loss	(3,615,066)	(2,918,325)	(2,361,471)	(5,911,556)

Other income (expense):
Interest income	4,525	5,659	5,662	7,392
Miscellaneous income	100	—	—	278,640
Interest expense	(568,957)	(649,386)	(893,227)	(353,975)
Total other income (expense)	(564,332)	(643,727)	(887,565)	(67,943)

Net loss before provision for income taxes	(4,179,398)	(3,562,052)	(3,249,036)	(5,979,499)
Provision for income taxes	—	—	—	—
Net loss	$(4,179,398)	$(3,562,052)	$(3,249,036)	$(5,979,499)

Net loss per share – basic and diluted	$(0.17)	$(0.14)	$(0.13)	$(0.23)

Shares used to compute net loss per share – basic and diluted	25,298,310	25,483,475	25,494,739	26,266,004

F–29

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

	December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$24,074	$31,686	$485,812	$1,539,610

Cost of revenues and expenses	3,526,008	5,836,555	3,719,304	4,248,148
Operating loss	(3,501,934)	(5,804,869)	(3,233,492)	(2,708,538)

Other income (expense):
Interest income	33,839	21,292	65,471	26,405
Miscellaneous income	954	(417)	—	(1)
Interest expense	—	(97,067)	(612,501)	(567,000)
Total other income (expense)	34,793	(76,192)	(547,030)	(540,596)

Net loss before provision for income taxes	(3,467,141)	(5,881,061)	(3,780,522)	(3,249,134)
Provision for income taxes	—	—	—	—
Net loss	$(3,467,141)	$(5,881,061)	$(3,780,522)	$(3,249,134)

Net loss per share - basic and diluted	$(0.15)	$(0.24)	$(0.16)	$(0.13)

Shares used to compute net loss per share - basic and diluted	23,811,698	24,129,424	24,130,276	24,346,947

F–30

17.	Subsequent Event

On March 27, 2009, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4 million on the terms and conditions set forth in the Loan and Security Agreement. The Loan and Security Agreement consists of a $4 million credit facility with a $500,000 sublimit for stand-by letters of credit, $500,000 sublimit for cash management services and a $500,000 sublimit for foreign exchange contracts. The borrowings are secured based upon a percentage of certain eligible billed and unbilled accounts receivables. The Company may borrow, repay and reborrow under the line of credit facility at any time. As of March 27, 2009, the advances under the line of credit facility shall accrue interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%. This interest rate shall be adjusted upwards at times when the Company’s liquidity ratio (as described in the Loan and Security Agreement) equals less than 2.25 to 1.00. The Company is required to pay a termination fee if the Loan and Security Agreement is terminated prior to March 27, 2011 (the “Maturity Date”) in an amount equal to the interest that would have accrued on an advances of an aggregate principal amount of $1 million through the Maturity Date.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements. In addition, the Loan and Security Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, Silicon Valley Bank may declare that all amounts owing under the credit arrangement are due and payable and the applicable interest rate shall become 4% above the rate that would otherwise apply. The line of credit and facility expire on the Maturity Date. As of March 30, 2009, there is no amount outstanding under this revolving credit arrangement.

In connection with the execution of the Loan and Security Agreement, the Company issued a warrant to Silicon Valley Bank on March 27, 2009, which allows Silicon Valley Bank to purchase up to 600,000 shares of the Company’s common stock at a warrant price of $0.20 per share. This warrant expires on the fifth anniversary of its issue date, subject to earlier expiration in accordance with its terms.

F–31

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1
Agreement and Plan of Merger and
Reorganization, dated as of October 27, 2006,
by and among the Registrant, GF Acquisition
Corp., GoFish Technologies, Inc., ITD
Acquisition Corp. and Internet Television
Distribution Inc.
Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

3.1	Amended and Restated Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on December 12, 2008	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 12, 2008 filed with the Securities and Exchange Commission on December 18, 2008 (File No. 333-131651)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Registrant filed with the Nevada Secretary of State on January 20, 2009	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 16, 2009 filed with the Securities and Exchange Commission on January 21, 2009 (File No. 333-131651)

3.3	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 7, 2006 (File No. 333-131651)

3.4	First Amendment to Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated December 3, 2008 filed with the Securities and Exchange Commission on December 9, 2008 (File No. 333-131651)

4.1	Form of Warrant of the Registrant issued in private offering completed October 27, 2006	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

4.2	Purchase Agreement, dated as of June 7, 2007, by and among the Registrant and the investors identified on the signature pages thereto	Incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651)

4.3	Registration Rights Agreement dated as of June 7, 2007, by and among the Registrant and the investors identified on the signature pages thereto	Incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651)

4.4	Form of the June 2007 Notes	Incorporated by referenced to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651)

4.5	Form of the June 2007 Warrants	Incorporated by referenced to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651)

4.6	Subscription Agreement, dated as of April 18, 2008, by and among the Registrant and the subscribers identified on the signature page thereto	Incorporated by referenced to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

4.7	Accession Agreement, dated as of June 30, 2008, by and among the Registrant and the subscribers identified on the signature page thereto	Incorporated by referenced to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

4.8	Form of the 2008 Notes	Incorporated by referenced to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

4.9	Form of the 2008 Warrants	Incorporated by referenced to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008

4.10	Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock of the Registrant	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 3, 2008 filed with the Securities and Exchange Commission on December 9, 2008 (File No. 333- 131651)

10.1	Split Off Agreement, dated as of October 27, 2006, by and among the Registrant, Dianxiang Wu, Jianhua Xue, GoFish Technologies, Inc. and GF Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

10.2†	Form of Indemnity Agreement by and between the Registrant and Outside Directors of the Registrant	Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

10.3†	2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

10.4†	Form of Incentive Stock Option Agreement by and between the Registrant and participants under the 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

10.5†	Form of Non-Qualified Stock Option Agreement by and between the Registrant and participants under the 2006 Equity Incentive Plan	Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651)

10.6†	Employment Agreement dated as of February 26, 2007 by and between the Registrant and Tabreez Verjee	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 26, 2007 filed with the Securities and Exchange Commission on March 2, 2007 (File No. 333-131651)

10.7†	Employment Agreement dated as of October 30, 2006 by and between the Registrant and Lennox L. Vernon	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated October 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 333-131651)

10.8	Separation Agreement and Mutual Release dated as of June 4, 2008, by and between the Registrant and Michael Downing	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 4, 2008 filed with the Securities and Exchange Commission on June 9, 2008 (File No. 333-131651)

10.9	Independent Contractor Agreement dated as of June 4, 2008, by and between the Registrant and Michael Downing	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 4, 2008 filed with the Securities and Exchange Commission on June 9, 2008 (File No. 333-131651)

10.10†	2007 Non-Qualified Stock Option Plan (as amended through February 5, 2008)
Incorporated by reference to Exhibit 10.29 to
Registrant’s Annual Report on Form 10-KSB
for the fiscal year ended December 31, 2007
filed with the Securities and Exchange
Commission on March 31, 2008 (File No.
333-131651)

10.11*	Advertising Representation Agreement, dated as of December 10, 2007, between the Registrant and MiniClip
Incorporated by reference to Exhibit 10.30 to
Registrant’s Annual Report on Form 10-KSB
for the fiscal year ended December 31, 2007
filed with the Securities and Exchange
Commission on March 31, 2008 (File No.
333-131651)

10.12*	Amendment to Advertising Representation Agreement, dated as of November 12, 2008, between the Registrant and MiniClip	Filed herewith

10.13	Stock and Warrant Issuance Agreement, dated as of December 10, 2007, between MiniClip Limited and the Registrant
Incorporated by reference to Exhibit 10.31 to
Registrant’s Amendment to Annual Report on
Form 10-KSB/A for the fiscal year ended
December 31, 2007 filed with the Securities
and Exchange Commission on April 1, 2008
(File No. 333-131651)

10.14	Stock Issuance and Participation Rights Agreement, dated as of December 12, 2007, between MTV Networks, a division of Viacom International Inc. and the Registrant
Incorporated by reference to Exhibit 10.31 to
Registrant’s Amendment to Annual Report on
Form 10-KSB/A for the fiscal year ended
December 31, 2007 filed with the Securities
and Exchange Commission on April 1, 2008
(File No. 333-131651)

10.15†	Consulting Agreement, dated as of December 18, 2007, between the Registrant and James Moloshok
Incorporated by reference to Exhibit 10.33 to
Registrant’s Annual Report on Form 10-KSB
 for the fiscal year ended December 31, 2007
 filed with the Securities and Exchange
Commission on March 31, 2008 (File No.
333-131651)

10.16†	2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008

10.17†	Form of Option Agreement by and between the Registrant and the participants under the 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.23 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009 (File No. 333-157352)

10.18†	Employment Agreement dated as of June 5, 2008, by and between the Registrant and Matt Freeman	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2008

10.19	Securities Purchase Agreement, dated as of December 3, 2008, by and among the Registrant and the investors listed on Schedules A-1, A-2 and A-3 thereto	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 3, 2008 filed with the Securities and Exchange Commission on December 9, 2008 (File No. 333-131651)

10.20	Form of Warrant to Purchase Common Stock issued in private offering completed December 12, 2008	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 3, 2008 filed with the Securities and Exchange Commission on December 9, 2008 (File No. 333-131651)

10.21	Investors’ Rights Agreement, dated as of December 3, 2008, by and among the Registrant and the investors listed on Schedule A thereto	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 3, 2008 filed with the Securities and Exchange Commission on December 9, 2008 (File No. 333-131651)

10.22
Form of Lock-Up Agreement entered into by
the Company pursuant to the Securities
Purchase Agreement dated as of December 3,
2008, by and among the Registrant and the
investors listed on Schedule A thereto
Incorporated by reference to Exhibit 10.28 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009 (File No. 333-157352)

10.23†	Employment Agreement dated as of December 3, 2008, by and between the Registrant and Matt Freeman	Incorporated by reference to Exhibit 10.29 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009 (File No. 333-157352)

10.24†	Amended and Restated Employment Agreement dated as of December 3, 2008, by and between the Registrant and Tabreez Verjee	Incorporated by reference to Exhibit 10.30 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009 (File No. 333-157352)

10.25†	Amended and Restated Employment Agreement dated as of December 10, 2008, by and between the Registrant and Lennox L. Vernon	Incorporated by reference to Exhibit 10.31 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009 (File No. 333-157352)

10.26†	Employment Agreement dated as of December 10, 2008, by and between the Registrant and James Moloshok	Incorporated by reference to Exhibit 10.32 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 13, 2009 (File No. 333-157352)

21.1	Subsidiaries of the Registrant
Incorporated by reference to Exhibit 21.1 to
Amendment No. 2 to Registrant’s Registration
Statement on Form SB-2 filed with the
Securities and Exchange Commission on
 August 24, 2007 (File No. 333-142460)

23.1	Consent of Rowbotham and Company LLP	Filed herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)	Filed herewith

31.1
Certification of the Principal Executive Officer
required by Rule 13a-14(a) or Rule 15d-14(a)
under the Securities Exchange Act of 1934, as
amended, as adopted pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification of the Principal Financial Officer
required by Rule 13a-14(a) or Rule 15d-14(a)
under the Securities Exchange Act of 1934, as
amended, as adopted pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002
Filed herewith

32.1
Certification of the Principal Executive Officer
required by Rule 13a-14(b) and Section 1350 of
Chapter 63 of Title 18 of the United States
Code, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
Filed herewith

32.2
Certification of the Principal Financial Officer
required by Rule 13a-14(b) and Section 1350 of
Chapter 63 of Title 18 of the United States
Code, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
Filed herewith

†	Indicates management contract or compensatory plan.
*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.