Form 10-Q
period 2009-03-31
Betawave Corp.
filed 2009-05-12
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No

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
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The issuer had 29,229,284 shares of common stock outstanding as of May 8, 2009.

BETAWAVE CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

Betawave Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,111,080	$11,863,121
Trade accounts receivable	2,093,655	3,108,136
Prepaid expenses	265,567	961,829
Total current assets	9,470,302	15,933,086

Property and equipment, net	190,164	236,448
Financing costs	119,373	—
Deposits	114,379	113,029
Total assets	$9,894,218	$16,282,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,738,689	$4,085,886
Accrued liabilities	1,043,266	1,601,840
Deferred revenue	196,420	109,243
Total current liabilities	2,978,375	5,796,969

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 7,065,293 shares issued and outstanding at March 31, 2009 and December 31, 2008	7,065	7,065
Common Stock: $0.001 par value; 400,000,000 shares authorized; 29,229,284 shares issued and outstanding at March 31, 2009 and December 31, 2008	29,230	29,230
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	52,407,399	51,563,483
Accumulated deficit	(45,508,941)	(41,095,274)
Total stockholders’ equity	6,915,843	10,485,594
Total liabilities and stockholders’ equity	$9,894,218	$16,282,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Revenues	$1,388,420	$657,150

Cost of revenues and expenses:
Cost of revenue	1,847,072	803,806
Sales and marketing	2,216,480	1,686,889
Product development	226,573	174,381
General and administrative	1,516,474	1,607,140
Total costs of revenues and expenses	5,806,599	4,272,216
Operating loss	(4,418,179)	(3,615,066)

Other income (expense):
Interest income	5,400	4,525
Miscellaneous income	—	100
Interest expense	(888)	(568,957)
Total other income (expense)	4,512	(564,332)
Net loss before provision for income taxes	(4,413,667)	(4,179,398)
Provision for income taxes	—	—
Net loss	$(4,413,667)	$(4,179,398)

Net loss per share - basic and diluted	$(0.15)	$(0.17)

Shares used to compute net loss per share - basic and diluted	29,229,284	25,298,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,413,667)	$(4,179,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	64,803	65,145
Amortization of convertible note fees	—	122,077
Stock-based compensation	810,123	680,456
Non cash interest expense	—	414,457
Changes in operating assets and liabilities:
Trade accounts receivable	1,014,481	621,327
Prepaid expenses	696,262	(29,191)
Other assets	(1,350)	—
Accounts payable	(2,347,198)	914,410
Accrued liabilities	(558,573)	749,715
Deferred revenue	87,177	—
Net cash used in operating activities	(4,647,942)	(641,002)

Cash flows from investing activities:
Funds held as restricted cash	—	(550,000)
Purchase of property and equipment	(18,520)	(11,606)
Net cash used in investing activities	(18,520)	(561,606)

Cash flows from financing activities:
Payment of financing costs	(85,579)	—
Advances from a stockholder	—	210,000
Net cash provided by (used in) financing activities	(85,579)	210,000
Net decrease in cash and cash equivalents	(4,752,041)	(992,608)
Cash and cash equivalents at beginning of the year	11,863,121	1,108,834
Cash and cash equivalents at the end of the year	$7,111,080	$116,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - Unibio Inc. was incorporated in the state of Nevada on February 2, 2005. On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation. In January 2009, GoFish Corporation changed its name to Betawave Corporation and launched a rebranding campaign focused on attention-based digital media.

Betawave Corporation (the “Company,” “we,”, our,” or “us”) is the industry’s first attention-based media company. The Company delivers quality advertising and content to large audiences of highly-engaged users through innovative ad formats. The Company has assembled a platform of some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”). The Company generates revenues by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

Management’s Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that the Company's revenues will increase from current levels as a result of its planned continued expansion of the Betawave Network’s reach, scale and scope. The Company also expects to incur additional expenses for the development and expansion of its publisher network, marketing campaigns for a number of its programming launches and the continuing integration of its businesses. In addition, the Company anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but anticipates that losses will decrease from current levels to the extent that the Company continues to grow and develop. The Company expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). While the Company believes that it will be able to expand operations and gain market share, there can be no assurance that such progress will be possible. For example, in the event that the Company requires additional financing, such financing may not be available on terms that are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern - The Company’s condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements as discussed below. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year or any other subsequent interim period. Further, the preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. Actual results could differ from those estimates. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the Company’s audited consolidated financial statements for the preceding fiscal year. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (our “2008 Form 10-K”).

Comprehensive Loss - The Company has no components of comprehensive loss other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Net Loss Per Share - Basic net loss per share is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share would give effect to the dilutive effect of stock options, warrants, convertible debt and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss for the three months ended March 31, 2009 and 2008.

The following outstanding stock options, warrants, convertible debt and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Shares issuable upon exercise of employee and non-employee stock options	544,586	12,247,853
Shares issuable upon exercise of warrants	—	8,068,899
Nonvested restricted stock	—	300,000
Shares issuable upon conversion of convertible notes	—	6,437,500
Total	544,586	27,054,252

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s credit risk is managed by investing its cash in a certificate of deposit account. The receivables credit risk is controlled through credit approvals, credit limits and monitoring procedures.

The Company places its cash in banks. Cash in excess of federally insured limits totaled $6,861,080 at March 31, 2009 and $11,613,121 at December 31, 2008.

Accounts Receivable Concentrations - At March 31, 2009, four customers accounted for 16%, 9%, 8% and 7%, respectively, of the Company’s accounts receivable. At December 31, 2008, three customers accounted for 26%, 13% and 7%, respectively, of the Company’s accounts receivable.

Revenue Concentrations - The Company’s revenues are generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Betawave Network. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. For the three months ended March 31, 2009, five customers accounted for 14%, 12%, 10%, 10% and 7%, respectively, of the Company’s total revenues. For the three months ended March, 31, 2008, three customers accounted for 58%, 8% and 7%, respectively, of the Company’s total revenues.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under U.S. GAAP to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is re-measured at the balance sheet date.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

Included in cost of revenues and expenses is $810,123 and $680,456 of stock-based compensation for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, this amount included $5,184 of stock-based compensation related to non-employees, $801,590 of stock-based compensation related to employees and $3,349 related to warrants. At March 31, 2008, this amount included $656,981 of stock-based compensation related to employees, $14,578 related to restricted stock and $8,897 related to warrants.

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Cost of revenue	$(585)	$20,933
Sales and marketing	226,634	239,940
Product development	75,333	15,386
General and administrative	508,741	404,197
Total stock-based compensation	$810,123	$680,456

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted-average) for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
Risk free interest rate	1.94%	2.86%
Expected volatility	73.99%	68.74%
Dividend yields	—	—
Expected lives	6.16 Years	5.63 Years

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the three months ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 115-2/124-2 will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 157-4 will not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We expect the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). We adopted SFAS 141(R) on January 1, 2009, the first day of our 2009 fiscal year. SFAS 141(R) significantly changed the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Transaction costs are no longer included in the measurement of the business acquired. Instead, these costs are expensed as they are incurred. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us was the beginning of our 2009 fiscal year. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008, the first day of our 2008 fiscal year. FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), amended SFAS 157 by delaying its effective date, by one year, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP FAS 157-2, we adopted the provisions of SFAS 157 to non-financial assets and non-financial liabilities in the first quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

We adopted SFAS No. 160 on January 1, 2009, the first day of our 2009 fiscal year. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS No. 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

We adopted SFAS No. 161 on January 1, 2009, the first day of our 2009 fiscal year. SFAS No. 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

3.	Fair Value

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

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

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,111,080	$—	$—	$7,111,080

4.	Property and Equipment

Property and equipment, net consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Computer equipment and software	$671,397	$652,877
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	824,928	806,408
Less accumulated depreciation and amortization	(634,764)	(569,960)
Property and equipment, net	$190,164	$236,448

Depreciation and amortization expense totaled $64,803 and $65,145 for the three months ended March 31, 2009 and 2008, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Accrued vendor obligations	$352,783	$687,928
Accrued compensation	581,488	777,290
Accrued city and county taxes	13,798	41,836
Other	95,197	94,786
Total accrued liabilities	$1,043,266	$1,601,840

6.	Stock Options and Warrants

In 2004, the Company’s Board of Directors (the “Board”) adopted the 2004 Stock Plan (the “2004 Plan”).

The 2004 Plan authorized the Board to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. Options vested over a period of time according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant.

In May 2006, the Company increased the shares reserved for issuance under the 2004 Plan from 2,000,000 to 4,588,281. Upon completion of the Mergers, the Company decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

In 2006, the Board adopted the 2006 Stock Plan (the “2006 Plan”). The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors increased the shares available under the 2006 Plan to 4,000,000 shares. Options will vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. In March 2008, the Board of Directors froze the 2006 Plan resulting in no additional options being available for grant under the 2006 Plan.

On October 24, 2007, the Board approved the Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The purposes of the Non-Qualified Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The Non-Qualified Plan initially provided for a maximum aggregate of 3,600,000 shares of our common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Plan. On November 1, 2007, the Board adopted an amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 3,600,000 shares to 4,000,000 shares. On December 18, 2007, the Board adopted a further amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 4,000,000 shares to 5,500,000 shares. On February 5, 2008, the Board adopted an additional amendment to the Non-Qualified Plan to increase the total plan shares that may be issued from 5,500,000 shares to 10,500,000 shares. On June 4, 2008, the Board further increased the number of shares reserved under the 2007 Plan to 16,500,000. On December 2, 2008, the Board increased the number of shares reserved under the 2007 Plan to 69,141,668.  On January 16, 2009, the Board increased the number of shares reserved under the 2007 Plan to 82,963,169. The Board (or any committee composed of members of the Board appointed by it to administer the Non-Qualified Plan), has the authority to administer and interpret the Non-Qualified Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the Non-Qualified Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the Non-Qualified Plan. The Non-Qualified Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The exercise price for an Option shall be determined by the administrator. The term of each option under the Non-Qualified Plan shall be no more than ten years from the date of grant. The Non-Qualified Plan became effective upon its adoption by the Board and will continue in effect for a term of ten years, unless sooner terminated. The Board may at any time amend, suspend or terminate the Non-Qualified Plan. The Non-Qualified Plan also contains provisions governing: (i) the treatment of options under the Non-Qualified Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of our company, or complete liquidation or dissolution of our company) and changes in control of our company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

On March 31, 2008, the Board adopted the Betawave Corporation 2008 Stock Incentive Plan (as amended, the “2008 Plan”). The 2008 Plan is intended to replace the frozen 2006 Plan and permits options and other equity compensation to be awarded to employees, directors and consultants. As originally adopted, the 2008 Plan provided for the issuance of up to 2,400,000 shares of the Company’s common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder.

On June 4, 2008, the Board adopted an amendment to the 2008 Plan to (i) decrease the maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares the Company’s common stock that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares. On December 2, 2008 the Board increased the number of shares reserved under the Plan to a maximum of 19,224,774. The 2008 Plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator (the “Administrator”), defined as the Board or one or more committees designated by the Board. The Board is currently the Administrator for the 2008 Plan.

A summary of stock option transactions for the period from January 1, 2008 through March 31, 2009 is as follows:

		Options Outstanding
	Options available for grant	Number of options	Weighted average exercise price
Balances at January 1, 2008	3,021,584	7,194,770	$0.91
Additional shares reserved	82,866,442	—	—
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	—	—
Options granted	(75,606,727)	75,606,727	$0.39
Options cancelled	2,754,001	(2,754,001)	$1.30
Balances at December 31, 2008	9,664,334	80,047,496	$0.41
Additional shares reserved	13,821,501	—	—
Options granted	(3,688,325)	3,688,325	$0.16
Options cancelled	(120,394)	(613,804)	$0.66
Balances at March 31, 2009	19,677,116	83,122,017	$0.39

The following table summarizes information concerning outstanding options as of March 31, 2009:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	202,160	5.49		196,226	5.46
$0.16	3,688,325	9.97		63,667	9.97
$0.19	234,765	9.64		4,765	9.64
$0.20	48,538,342	9.67		8,238,934	9.68
$0.23	4,825,000	9.04		2,018,750	8.95
$0.24	102,000	9.18		38,375	9.18
$0.25	105,000	9.34		25,000	9.34
$0.27	400,000	8.59		188,889	8.59
$0.29	400,000	9.00		113,580	9.00
$0.35	4,840,000	8.84		3,100,694	8.84
$0.37	1,755,775	8.55		1,198,881	8.55
$0.42	130,000	8.78		37,917	8.78
$0.60	2,998,324	9.67		-	-
$0.80	5,498,324	9.45		625,000	9.18
$1.00	2,998,324	9.67		-	-
$1.20	2,998,324	9.67		-	-
$1.40	2,998,324	9.67		-	-
$1.50	67,676	7.58		42,936	7.58
$3.08	50,000	7.72		31,667	7.72
$3.65	64,271	7.62		64,271	7.62
$3.78	15,000	8.14		6,875	8.14
$3.80	65,000	8.05		31,146	8.05
$5.79	147,083	7.84		91,666	7.84
	83,122,017	9.53	$ 98,025	16,119,239	9.22	$ 24,821

The weighted-average grant date fair value of the options granted during the three-month periods ended March 31, 2009 and March 31, 2008 were $0.11 and $0.22, respectively.

On December 2, 2008, the Company granted (under the Non-Qualified Plan) certain employees options to purchase 14,991,620 shares of Company common stock. These options will only vest with a change in control of the Company, as defined in the option agreement. As the condition for vesting is not probable, the Company has not recognized any compensation expense related to these options at March 31, 2009. At March 31, 2009, all of these options remain outstanding.

At March 31, 2009, there was $6,748,073 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans. This cost is expected to be recognized over the weighted average period of 2.60 years.

The Company did not realize any tax benefits from tax deductions of stock-based payment arrangements during the three month periods ended March 31, 2009 and 2008.

Stock-based compensation expense related to stock options granted to non-employees is recognized as earned. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,  the Company re-values the non-employee stock-based compensation, at each reporting date, using the Black-Scholes pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates. The Company recorded stock-based compensation expense related to non-employees of $8,533 and $23,475 for the three-month periods ended March 31, 2009 and 2008, respectively.

A summary of outstanding Common Stock Warrants included those issued as non-employee compensation as of March 31, 2009 is as follows:

Securities into which warrants are convertible and reference	Shares	Exercise Price	Expiration Date
Common Stock-Non-employee compensation	300,000	$1.75	February 2013
Common Stock-Non-employee compensation	80,000	$0.20	February 2013
Common Stock-Non-employee compensation	3,133,333	$1.72	October 2011
Common Stock-Series A preferred stock units	56,522,344	$0.20	December 2013
Common Stock-Non-employee compensation	6,665,343	$0.20	December 2013
Common Stock-Non-employee compensation	50,000	$0.20	November 2013
Common Stock-See below	600,000	$0.20	March 2014
Total	67,351,020

In March 2009, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.20 to Silicon Valley Bank in connection with the Loan and Security Agreement for the revolving credit arrangement.  Utilizing the Black-Scholes option pricing model and an assumed estimated volatility of 75%, an assumed contractual life of two and one-half years, an assumed zero dividend rate, an assumed 1.27% risk-free interest rate, and an assumed fair value of the Company’s stock of $0.20 per share on the date of issuance, the Company determined the allocated fair value of these warrants that are exercisable for 600,000 shares of the Company’s common stock to be $33,794.  This amount was recorded as financing costs and will be amortized over the term of the revolving credit arrangement.

7.	Cash Flow Information

Cash paid during the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Interest	$888	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Issuance of warrants to Silicon Valley Bank	$33,794	$—
Issuance of common stock to publisher	$—	$102,000

8.	Credit Facility

On March 27, 2009, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4,000,000 on the terms and conditions set forth in the Loan and Security Agreement. The Loan and Security Agreement consists of a $4,000,000 credit facility with a $500,000 sublimit for stand-by letters of credit, $500,000 sublimit for cash management services and a $500,000 sublimit for foreign exchange contracts. The borrowings are secured based upon a percentage of certain eligible billed and unbilled receivables. The Company may borrow, repay and reborrow under the line of credit facility at any time. As of March 27, 2009, the advances under the line of credit facility shall accrue interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%. This interest rate shall be adjusted upward at times when the Company’s liquidity ratio (as described in the Loan and Security Agreement) equals less than 2.25 to 1.00. The Company is required to pay a termination fee if the Loan and Security Agreement is terminated prior to March 27, 2011 (the “Maturity Date”) in an amount equal to the interest that would have accrued on an advance of an aggregate principal amount of $1 million through the Maturity Date.

The Company’s line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, Silicon Valley Bank may declare that all amounts owing under the credit arrangement are due and payable and the applicable interest rate shall become 4% above the rate that would otherwise apply. The line of credit and facility expire on the Maturity Date. As of March 31, 2009, there is no amount outstanding under this revolving credit arrangement.  The amount available for borrowing totaled approximately $1.275 million at March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q and our 2008 Form 10-K.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements. These forward-looking statements include, without limitation: (1) management’s expectation that revenues will increase as a result of our planned continued expansion of the Betawave Network’s reach, scale and scope; (2) our expectation that we will incur additional expenses for the development and expansion of our publisher network, marketing campaigns for a number of our programming launches and the continuing integration of our businesses; (3) our anticipation of gains in operating efficiencies as a result of the increase to our sales and marketing organization; (4) our expectation that operating losses and negative cash flows will continue for the foreseeable future; (5) our anticipation that that losses will decrease from current levels to the extent that we continue to grow and develop; (6) our belief that we will be able to expand operations and gain market share; (7) our anticipation that revenues for the full fiscal year of 2009 will increase from revenues for the full fiscal year of 2008; (8) our anticipation that our revenues will show quarter over quarter and year over year growth for 2009; (9) our expectation that the launch of the Betawave Network, the increase in the size of the Betawave Network and the sales cycle all are expected to mature; and (10) statements regarding trends in our business.

These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents that we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

Overview

Betawave Corporation is an attention-based digital media company. We have assembled some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”). We generate revenues by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

Recent Developments

In January 2009, the Company changed its name from GoFish Corporation to Betawave Corporation, launched a rebranding campaign and broadened its focus to include the sale of advertising and the provision of content for websites across the Internet in high attention environments.

In March 2009, the Company entered into a Loan and Security Agreement with Silicon Valley Bank that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4,000,000 (based upon a percentage of certain eligible billed and unbilled accounts receivable).

Trends in Our Business

In February 2008, we formally launched our youth entertainment network. Our focus was on entering into relationships with youth-focused websites (“publishers”), under which we sold their inventory of available advertising opportunities. Shortly after the launch of our youth entertainment network, because many of our publishers also attracted a high number of co-viewing parents, we expanded our focus to include moms. Our revenues increased as a result of the launch of the youth entertainment network, but we felt there was an opportunity to pursue a larger and more lucrative market.

In January 2009, in conjunction with our name change to Betawave Corporation, we announced that we were broadening our focus from youth and moms to focus on the highest attention span media environments across the Internet, as measured by time spent per month, time spent per page and receptivity to brand advertising. We believe that this approach, coupled with an emphasis on immersive advertising products, allows us to more fully integrate brands into the consumer experience and deliver measurable results that exceed industry norms.

During the first quarter of 2009, we added key publishers and increased the “reach” of our network to over 30 million domestic unique users (according to comScore Media Metrix, March 2009). When ranked against the networks and properties in comScore Media Metrix, we place at or near the top in total audience reach and time spent across the relevant demographic in five key categories as follows:

•	In the Community-Teens category, we place first in reach and total time spent by teens (ages 12-17);

•	In the Entertainment-Kids category, we place second in reach and third in total time spent by kids (ages 6-11);

•	In the Games category, we place first in reach and total time spent by tweens (ages 9-14);

•	In the Lifestyles category, we place second in reach and first in total time spent by both women (ages 18-49) and moms (ages 25-54); and

•	In the Parenting category, we place first in reach and first in total time spent by households with kids.

The size of our network represents our total advertising opportunity. In general, the sales cycle in our business ranges from three to nine months. This is due to the general practice for all advertiser categories to plan at least one quarter in advance. In some cases, several of our key advertiser categories, such as consumer packaged goods, buy ad media well in advance of a campaign (generally six to 12 months).

During the first quarter of 2009, we have continued to see an increase in demand for our services. Since the expansion of our network to include different age groups, we have been invited to pitch more business and, as a result, we believe we have built a robust sales pipeline. We anticipate that our revenues will show quarter over quarter and year over year growth for 2009 as the launch of the Betawave Network, the increase in the size of the Betawave Network and the sales cycle all are expected to mature. We remain subject to seasonal fluctuations in our business. In general, advertisers tend to place fewer advertisements during the first calendar quarter of each year. In the youth advertising market, the first half of the year tends to experience lower spending, while the second half of the year tends to experience higher spending. In general, online advertising, as well as the demand for performance-based marketing services has, in the past, peaked during the fourth quarter holiday season.

Despite the recent downturn in the economy generally, the online advertising industry grew 11% in 2008, according to eMarketer and is expected to continue to grow (4.5% growth in 2009 and growing to $37.2 billion by 2013). The research firm has given several reasons for the resiliency of Internet advertising spending in the context of the overall macroeconomic decline in the economy. These are: measurability with a better understanding of the audience, more effective ad placements resulting in increased prices, easier purchases for advertisers and their agencies through networks and exchanges, better targeting, attracting audiences through video advertising and continuing to reach those audiences by tracking the focus of users’ attention.

The growth of online video consumption further underscores the trend toward consuming media online at the expense of other sources. According to comScore Media Metrix, in November 2008, 146 million people (77% of the U.S. Internet audience) viewed online video, watching 34% more videos than they did in 2007. The increase in online video consumption has lead to the creation of new vernacular, for example, “video snacking,” a term now used to describe how consumers’ viewing habits consist of repeated, quick consumption of online video, with significant spikes in online video watching seen at lunchtime. As MediaPost puts it, there are “more people, watching more videos, more often.”

We believe that advertisers must reach consumers online, as this is where they increasingly spend time relative to other media. The advertiser’s ability to effectively reach these consumers, however, is being impacted by several trends taking place on the Internet. Consumer behavior online is changing through an accelerated progression towards “deportalization.” Deportalization describes the phenomenon of Internet traffic moving from large portals to smaller, niche sites. The drivers of this trend are search and increased user confidence with regard to the medium. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites. Our goal is to fill in the gap for brand advertisers by uniting attractive, content-rich mid-size sites, providing the size and scale of portals, with the immersive experience and customization of niche sites.

We are seeking to invest significantly in building the employee and systems infrastructures that we believe are necessary to manage our growth and develop and promote our products and services in order to take advantage of the trends described above, which will require us to continue to use significant cash resources in the near future. In general, the demand for high quality salespeople in online advertising sales is very competitive and requires paying competitive market salaries in order to obtain the results we seek to grow our business. In addition, we believe that attracting, hiring and retaining mid-level digital advertising executives are important to building our business, and the market for these executives in our industry is also very competitive.

Results of Operations - Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Revenues consist of advertising fees, primarily from graphical and rich-media ads.

Total revenues increased to $1,388,420 for the three months ended March 31, 2009 from $657,150 for the three months ended March 31, 2008, representing an increase of $731,270. This increase reflected higher sales from advertising that was sold across the Betawave Network. The sales cycle in our business generally ranges from three to nine months.

We anticipate that our revenues for the full fiscal year of 2009 will increase from our revenues for the full fiscal year of 2008. While management believes this projection has a reasonable basis, this projection is subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such projections, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC.

Costs of Revenues

Cost of revenues consist primarily of direct payments to publishers on advertising revenues, costs associated with hosting our websites and ad serving costs for impressions delivered in connection with advertising revenues.

Cost of revenues increased to $1,847,072 for the three months ended March 31, 2009 from $803,806 for the three months ended March 31, 2008, representing an increase of $1,043,266. This increase included $990,287 of payments made to publishers, including a one-time write-off of $605,391, which represents the unrecovered portion of a minimum guarantee paid to a publisher that the company terminated during the first quarter, $63,912 for ad serving, $87,549 for custom media player and game design and $6,240 for Betawave TV production costs. These increases were offset by $61,108 for web hosting costs, $21,518 for stock-based compensation expenses related to SFAS 123(R) and $22,096 for licensing expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

Sales and marketing expenses increased to $2,216,480 for the three months ended March 31, 2009 from $1,686,889 for the three months ended March 31, 2008, representing an increase of $529,591. This increase was attributable to a $487,732 increase in personnel and other benefits related costs, including a $13,306 decrease in stock-based compensation expenses related to SFAS 123(R), a $30,688 increase in travel expenses and a $126,091 increase in allocation of facilities, IT and other operating expenses. These increases were offset by an $87,574 reduction in advertising and other marketing related expenses and a $27,346 decrease in professional services for public relations and related development research expense.  The increase in personnel and other benefits-related costs is due to the headcount increase.

Employees in sales and marketing at March 31, 2009 and 2008 were 40 and 22, respectively.

Product Development

Product development expenses consist primarily of compensation-related expenses incurred for the development of, and enhancement to systems that enable us to drive and support revenue-generating activities across our network of websites.

Product development expenses increased to $226,573 for the three months ended March 31, 2009 from $174,381 for the three months ended March 31, 2008, representing an increase of $52,192. This increase was attributable primarily to an $80,353 increase in compensation related expenses, including a $59,947 increase in stock-based compensation expenses related to SFAS 123(R), which was offset by a $28,161 decrease in allocation of facilities, IT and other operating expenses.

Employees in product development at March 31, 2009 and 2008 were 4 and 5, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses decreased to $1,516,474 for the three months ended March 31, 2009 from $1,607,140 for the three months ended March 31, 2008, representing a decrease of $90,666. This decrease was attributable to a $122,077 reduction of amortization of deferred financing costs, a $119,520 decrease in accounting, investor relations and other professional services, a $105,242 decrease in unallocated facilities, IT and other operating expenses, and a $13,478 reduction in travel expenses. These decreases were offset by a $269,651 increase in compensation-related expenses, including a $104,544 increase in stock-based compensation expenses related to SFAS 123(R). This increase in compensation-related expenses was due to headcount increase and stock-based compensation expenses in the first quarter of 2009.

Employees in general and administrative at March 31, 2009 and 2008 were 9 and 6, respectively.

Other Income and Expenses

Total other income (expense) changed to $4,512 of income for the three months ended March 31, 2009 from $(564,332) of expense for the three months ended March 31, 2008.

Interest income is derived primarily from short-term interest earned on operating cash balances.

Interest expense for the three months ended March 31, 2009 relates to the directors and officers insurance policy and the interest expense for the three months ended March 31, 2008 relates to our unsecured convertible 15% original issue discount notes due June 8, 2010 that we issued under the terms of a subscription agreement dated April 18, 2008 and an accession agreement dated June 30, 2008, which were retired in December 2008.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private sales of securities and borrowings. As of March 31, 2009, we had $7,111,080 in cash and cash equivalents. Because we expect to continue to incur an operating loss in fiscal 2009, we may need to raise additional capital in the future, which may not be available on reasonable terms or at all. Any raising of additional capital may dilute our current stockholders’ ownership interests.

Net cash used in operating activities was $4,647,942, and $641,002 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, the cash used in operating activities was primarily due to a net loss of $3,538,741, which is net of non cash expenses of $874,926, and a negative change in working capital of $1,109,201. The non cash expense items included depreciation and amortization of $64,803 and stock-based compensation of $810,123. For the three months ended March 31, 2008, the primary use of cash was due to a net loss of $2,897,263, which is net of non cash expenses of $1,282,135, and a change in working capital of $2,256,261. The non cash expense items included depreciation and amortization of $65,145, amortization of convertible note fees of $122,077, stock-based compensation of $680,456 and non cash interest expense of $414,457.

Net cash used in investing activities was $18,520 and $561,606 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, net cash used in investing activities consisted of $18,520 for the purchase of property and equipment. For the three months ended March 31, 2008, net cash used in investing activities consisted of $550,000 deposited as security to a service provider and the purchase of property and equipment of $11,606.

Net cash used in financing activities was $85,579 for the three months ended March 31, 2009 and net cash provided by financing activities was $210,000 for the three months ended March 31, 2008. The net cash used in financing activities for the three months ended March 31, 2009 of $85,579 was for financing costs related to the new credit facility with Silicon Valley Bank. The net cash provided by financing activities for the three months ended March 31, 2008 was $210,000 of advances from a stockholder.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition

We recognize revenues from the display of graphical advertisements on the websites of the publishers in the Betawave Network as “impressions” are delivered up to the amount contracted for by the advertiser. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of less than one year.

We recognize these revenues as such because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met: namely, the fees charged by the Company are fixed or determinable, the advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (“EITF 99-19”), Betawave reports revenues on a gross basis principally because the Company is the primary obligor to the advertisers.

Costs of Revenues and Expenses

Cost of revenues and expenses primarily consist of payments to publishers in the Betawave Network, personnel-related costs, including payroll, recruitment and benefits for executive, technical, corporate and administrative employees, in addition to professional fees, insurance and other general corporate expenses. We believe that a key element to the execution of our strategy is the hiring of personnel in all areas that are vital to our business. Our investments in personnel include hiring employees in the areas of business development, sales and marketing, advertising, service and general corporate marketing and promotions.

Accounting for Stock Based Compensation

Prior to January 1, 2006, we used the intrinsic value method to record stock-based compensation for employees, which requires that deferred stock-based compensation be recorded for the difference between an option’s exercise price and the fair value of the underlying common stock on the grant date of the option.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment, (“SFAS 123 (R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under U.S. GAAP to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option model and stock-based compensation expense may differ materially in the future from that recorded in the current periods.

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

Upon retirement or sale of property or equipment, the associated cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. If factors change we may decide to use shorter or longer estimated useful lives and depreciation and amortization expense may differ materially in the future from that recorded in the current periods.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through March 31, 2009.

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

Income Taxes

We are subject to federal and state income taxes in the United States of America. We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax carryforwards. We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income. We have provided a valuation allowance against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $0 and $113,146 for the three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” under Note 2 to the unaudited consolidated financial statements included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the adoption of new accounting standards in the first quarter of 2009, none of which had a material impact on our consolidated financial statements, and the future adoption of recently-issued accounting pronouncements, which we do not expect to have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures.

As previously disclosed in our 2008 Form 10-K, in connection with our assessment of our internal control over financial reporting as of December 31, 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002, we had identified the following material weaknesses in our internal control over financial reporting:

•	Our control environment did not sufficiently promote effective internal control over financial reporting resulting in recurring material weaknesses which were not remediated.

•	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

-	a majority of our board of directors is not independent;

-	no financial expert on our board of directors has been designated;

-	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;

-	delegation of authority has not been formally communicated;

-	an effective whistleblower program has not been established;

-	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results; and

-	there is insufficient oversight of accounting principle implementation.

•	Due to an insufficient number of personnel in our accounting group there have been material audit adjustments to the annual financial statements.

•
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls.

•
We have not sufficiently restricted access to data or adequately divided, or compensated for, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Specifically we have not divided the authorizing of transactions, recording of transactions, reconciling of information, and maintaining custody of assets within the financial closing and reporting, revenues and accounts receivable, purchases and accounts payable, and cash receipts and disbursements processes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.  As previously disclosed in our 2008 Form 10-K, because of the material weaknesses noted above, our management had concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

As previously disclosed in our 2008 Form 10-K, we have been in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•
We plan, over the course of this year, to evaluate the composition of our board of directors and to determine whether to add independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our board of directors become independent. We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert.

•	We plan on drafting quarterly financial statement variance analysis of actual versus budget with relevant explanations of variances for distribution to our board of directors.

•
We are currently working on formally documenting the delegation of authority. There will be a document that specifies exactly what requires board approval. Other than the specific items that our board of directors must authorize, all other authority will be delegated to the Chief Accounting Officer and point to the further delegation from the Chief Accounting Officer to employees.

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

While we have been in the process of implementing the remediation efforts with respect to the material weaknesses noted above, these material weaknesses were not fully remediated as of March 31, 2009.

Based on our management’s evaluation of our disclosure controls and procedures, including the continuing unremediated material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $4.4 million for the three months ended March 31, 2009, approximately $17.0 million for the year ended December 31, 2008, approximately $16.4 million for the year ended December 31, 2007 and approximately $5.3 million for the year ended December 31, 2006. As of March 31, 2009 and December 31, 2008,our accumulated deficit was approximately $45.5 million and $41.1 million, respectively. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the three months ended March 31, 2009 were approximately $1.4 million. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

The effects of the current global economic crisis may impact our business, operating results, or financial condition.

The current global economic crisis has caused significant disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has significantly impacted levels of consumer spending. The current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending in general. In addition, many industry forecasts are predicting negative growth or a decrease in the rate of growth in certain channels of online advertising in 2009. These developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased services. In addition, if consumer spending continues to decrease, this may affect consumer’s behavior on the Internet and online advertising spending.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could materially adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on our network. For the three months ended March 31, 2009 and the year ended December 31, 2008, revenues from our five largest advertisers accounted for 49% and 36.3%, respectively, of our revenues. For the three months ended March 31, 2009 and the year ended December 31, 2008, our largest advertiser accounted for 13% and 12.3%, respectively, of our revenues. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenues could materially adversely affect our results of operations. In addition, our relationships with publishers participating in our network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenues and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenues.

For the three months ended March 31, 2009 and the year ended December 31, 2008, advertising revenues connected to our largest publisher accounted for approximately 45% and 66%, respectively, of our total revenues. Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenues. We cannot assure you that any of the publishers participating in our network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenues.

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

These factors include:

•	our ability to attract and incorporate publishers into our network;

•	the ability of the publishers in our network to attract visitors to their websites;

•	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;

•	our ability to control our gross margins;

•	our ability to generate revenues through third-party advertising and our ability to be paid fees for advertising on our network; and

•	our ability to obtain cost-effective advertising throughout our network.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2008 were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, the report of our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2008 has indicated that we have incurred net loss since our inception, have experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2008, that raise substantial doubt about our ability to continue as a going concern.

If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

As part of our growth strategy, we occasionally consider acquiring or making investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we do succeed in acquiring or investing in a company or technology, we will be exposed to a number of risks, including:

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

If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted.

Our recently-announced refined business model and rebranding of our business using the “Betawave” name carry a number of risks that could adversely affect our company, business prospects and operating results.

We recently refined our business model to become an attention-based media company and launched a campaign to rebrand our business using the “Betawave” name, including changing the name of our company from GoFish Corporation to Betawave Corporation. If we are unable to effectively implement our refined business model and rebranding campaign, it would adversely affect our company, business prospects and operating results. Our future success will depend in significant part on our ability to forge contractual relationships with additional third-party websites (“publishers”) under which we assume responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. We are susceptible to the risks of operating an advertising-supported business. There is no guarantee that we will be able to enter into contracts with such publishers and, if we are unable to enter into such contractual relationships, our business and revenues will be adversely affected. In addition, as a result of our rebranding campaign, we may lose any brand recognition associated with the “GoFish” name that we previously established with advertisers, publishers in our network and other partners. We may not be able to establish, maintain or enhance brand recognition associated with the “Betawave” name that is comparable to the brand recognition that we may have previously had associated with the “GoFish” name. If we fail to establish, maintain and enhance brand recognition associated with the “Betawave” name, it could affect our ability to attract advertisers, publishers in our network and other partners, which could adversely affect our ability to generate revenues and could impede our business plan.  Furthermore, in connection with the development and implementation of our refined business model and rebranding campaign, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers.

Our business depends on enhancing our brand, and any failure to enhance our brand would hurt our ability to expand our base of advertisers and publishers in our network.

Enhancing our brand is critical to expanding our base of advertisers, publishers in our network, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. If we fail to enhance our brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Enhancing our brand will depend largely on our ability to provide high-quality products and services, which we may not do successfully.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to certain of our publishers. In these agreements, we promise to make these minimum payments to the publisher for a pre-negotiated period of time. At March 31, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $4.95 million through 2010. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. In addition, based on the evaluation and the identification of these material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.

We are in the process of implementing remediation efforts with respect to our control environment and these material weaknesses. However, if these remediation efforts are insufficient to address these material weaknesses, or if additional material weaknesses in our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our consolidated financial statements may contain material misstatements and our financial condition and results of operations may be adversely impacted. Any such failure could also adversely affect our results of periodic management assessment regarding the effectiveness of our internal control over financial reporting, as required by the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our consolidated financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price.

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

Our present management had no affiliation with Unibio Inc. (which changed its name to GoFish Corporation on September 14, 2006 and subsequently to Betawave Corporation on January 20, 2009) prior to the October 27, 2006 mergers, in which we acquired GoFish Technologies, Inc. as a wholly-owned subsidiary in a reverse merger transaction and IDT Acquisition Corp., a wholly-owned subsidiary of the Company, simultaneously merged with and into Internet Television Distribution, Inc. as a wholly-owned subsidiary. Pursuant to the mergers, the officers and board members of Betawave Corporation resigned and were replaced by officers of GoFish Technologies, Inc. along with newly elected board members.

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

In February 2007, we learned that approximately half of the three million shares of our common stock issued as part of a private placement transaction we consummated in October 2006 to entities controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuire Woods LLP, may have been improperly traded. We believe that Mr. Zehil improperly caused our former transfer agent not to place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entities he controlled to resell certain of these shares. Mr. Zehil’s conduct was reported to the SEC, and the SEC recently sued Mr. Zehil in connection with this matter and further alleged that Mr. Zehil engaged in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuire Woods LLP. Mr. Zehil also is the subject of criminal charges brought by federal prosecutors in connection with the fraudulent scheme.

In December 2008, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the United States District Court in the Southern District of New York on behalf of itself and all other purchasers of our securities in our 2006 private placement. In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor. Sunrise claimed that we breached this representation because Mr. Zehil’s entities received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends. In February 2009, the complaint was dismissed without prejudice. It is possible that Sunrise will re-file the complaint in federal or state court or that one or more other stockholders could also claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition. We also may incur significant costs resulting from our investigation of this matter, defending any litigation against us relating to this matter, and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

RISKS RELATED TO OUR BUSINESS

We may be unable to attract advertisers to our network.

Advertising revenues comprise, and are expected to continue to comprise, almost entirely all of our revenues. Most large advertisers have fixed advertising budgets, only a small portion of which have traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

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

We generate almost entirely all of our revenues from advertising, and the reduction in spending by, or loss of, advertisers could seriously harm our business.

We generate almost entirely all of our revenues from advertisers on our network. Our advertisers can generally terminate their contracts with us at any time. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. We also may encounter difficulty collecting from our advertisers. We are a relatively small company and advertisers may choose to pay our bills after paying debts owed to their larger clients.

If we fail to compete effectively against other Internet advertising companies, we could lose customers or advertising inventory and our revenues and results of operations could decline.

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

If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenues and results of operations could decline.

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

Our future revenues and success depend upon, among other things, our ability to attract and contract with high-quality publishers to participate in our network. We cannot assure you that publishers will want to participate, or continue to participate, in our network. If we are unable to successfully attract publishers to our network, it could adversely affect our ability to generate revenues and could impede our business plan. Even if we do successfully attract publishers, there can be no assurance that we will be able to incorporate these publishers into our network without substantial costs, delays or other problems.

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

The websites on our network post privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, such privacy policies may now or in the future fail to comply with applicable law. The websites on our network are subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of information. We cannot assure you that the websites on our network are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. Any failure to comply with posted privacy policies, any failure to conform privacy policies to changing aspects of the business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our publishers’ websites, technologies and products, and this may adversely affect our business.

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

In addition, failure of our Internet and related telecommunications providers to provide the data communications capacity in the time frame we require could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services, causing a loss of revenues and potential loss of customers.

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

Companies doing business on the Internet, including us, must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to online advertising or marketing technology and data products and services if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from marketing technology and data products or services or online advertising spending, or our offerings in particular, could materially and adversely affect our business, results of operations or financial condition. In addition, online advertising could lose its appeal to those advertisers using the Internet as a result of its ad performance relative to other media.

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

In addition, any future claims, with or without merit, could impair our business and financial condition because they could:

•	result in significant litigation costs;
•	divert the attention of management;
•	divert resources;
•	require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us or at all; or
•	require us to stop using the intellectual property that is the subject of the claim.

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

Our future revenues and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

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

In addition, websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as electronic attacks designed to interrupt service on many websites. The Internet could lose its viability as a commercial medium due to reasons including increased governmental regulation or delays in the development or adoption of new technologies required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support our growth, our revenues and results of operations could be materially and adversely affected.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On May 8, 2009, the closing bid price of our common stock was $0.12 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 410,000,000 shares of capital stock consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, of which we have designated 8,003,000 of such shares of Series A preferred stock. As of May 8, 2009, there were: (i) 29,229,284 shares of common stock outstanding; (ii) 7,065,293 shares of Series A preferred stock outstanding; (iii) 102,799,333 shares reserved for issuance upon the exercise of options granted or available for grant under our 2004 stock plan, our 2006 equity incentive plan, our 2007 non-qualified stock option plan and our 2008 stock incentive plan; and (iv) 67,351,020 shares reserved for issuance upon the exercise of outstanding warrants.

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

Under Section 2115 of the California General Corporation Law (the “CGCL”), corporations not organized under California law may still be subject to a number of key provisions of the CGCL. This determination is based on whether the corporation has significant business contacts with California and if more than 50% of its voting securities are held of record by persons having addresses in California. In the immediate future, we will continue the business and operations of GoFish Technologies Inc. and a majority of our business operations, revenues and payroll will be conducted in, derived from, and paid to residents of California. Therefore, depending on our ownership, we could be subject to certain provisions of the CGCL. Among the more important provisions are those relating to the election and removal of directors, cumulative voting, standards of liability and indemnification of directors, distributions, dividends and repurchases of shares, shareholder meetings, approval of certain corporate transactions, dissenters’ and appraisal rights, and inspection of corporate records.

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

As a result of the foregoing, and provided that the Lead Investors do vote their shares together, they will be able to determine a significant part of the composition of our board of directors, will hold significant voting power with respect to matters requiring stockholder approval and will be able to exercise significant influence over our operations. The interests of the Lead Investors may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009, we granted an aggregate of 3,688,325 stock options under our 2008 Stock Incentive Plan to 26 individuals. The options have exercise prices of $0.16. The grants of the options were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved in the sale of the Series A Preferred and the Related Warrants. In addition, we issued a warrant to purchase 600,000 shares of our common stock to Silicon Valley Bank with an exercise price of $0.20 pursuant to our March 27, 2009 Security and Loan Agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On May 12, 2009, we issued a press release regarding our results for the quarter ended March 31, 2009. The text of this press release is attached hereto as Exhibit 99.1. The information in this Item 5 and Exhibit 99.1 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

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

BETAWAVE CORPORATION

Date: May 12, 2009	By:	/s/ Matt Freeman
Name: Matt Freeman
Title: Chief Executive Officer

Date: May 12, 2009	By:	/s/ Lennox L. Vernon
Name: Lennox L. Vernon
Title: Chief Accounting Officer and Director of Operations

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference
3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of GoFish Corporation	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2009

4.1	Warrant to purchase Betawave Corporation common stock issued to Silicon Valley Bank on March 27, 2009	Incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2009

10.1	Loan and Security Agreement, dated as of March 27, 2009, between Silicon Valley Bank and Betawave Corporation	Incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2009

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Press release issued by Betawave Corporation on May 12, 2009	Filed herewith.