Form 10-K/A
period 2008-12-31
Betawave Corp.
filed 2009-07-24
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of July 16, 2009 was 29,229,284.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None.

TABLE OF CONTENTS

Page
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	2

SIGNATURES	S-1
EXHIBIT INDEX

1

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment No. 1”) to Betawave Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), which was originally filed on March 31, 2009, for the sole purpose of re-filing Exhibit 10.12 in response to comments received from the staff of the Securities and Exchange Commission.  No other revisions or amendments have been made to Item 15 or to any other portion of the 2008 Form 10-K.  This Amendment No. 1 does not reflect events occurring after the date of the original filing of the 2008 Form 10-K or modify or update those disclosures that may have been affected by subsequent events.  This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 15 (as amended), the signature page, Exhibit 10.12 and the certifications required to be filed as Exhibits 31.1 and 31.2 hereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

BETAWAVE CORPORATION

By:	/s/ Matt Freeman
Matt Freeman
Chief Executive Officer

Date: July 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matt Freeman	Chief Executive Officer and Director	July 23, 2009
Matt Freeman	(Principal Executive Officer)

/s/ Tabreez Verjee	President and Director	July 21, 2009
Tabreez Verjee

/s/ Lennox L. Vernon	Chief Accounting Officer and Director of Operations	July 21, 2009
Lennox L. Vernon	(Principal Financial and Accounting Officer)

*	Director	July 21, 2009
John Durham

*	Director	July 21, 2009
Michael Jung

*	Director	July 21, 2009
Richard Ling

*	Director	July 21, 2009
Mark Menell

*	Executive Chairman and Director	July 21, 2009
James Moloshok

*	Director	July 21, 2009
Riaz Valani

*By:	/s/ Tabreez Verjee
Tabreez Verjee
Attorney-in-Fact

S-1

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
Incorporated by reference to Exhibit 21.1 to
Amendment No. 2 to Registrant’s Registration
Statement on Form SB-2 filed with the Securities
and Exchange Commission on  August 24, 2007
(File No. 333-142460)

23.1	Consent of Rowbotham and Company LLP	Previously filed

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)	Previously filed

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
Previously filed

32.2
Certification of the Principal Financial Officer
required by Rule 13a-14(b) and Section 1350 of
Chapter 63 of Title 18 of the United States
Code, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
Previously filed

†	Indicates management contract or compensatory plan.
*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.