Form 10-Q
period 2009-06-30
Betawave Corp.
filed 2009-08-14
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The issuer had 29,229,284 shares of common stock outstanding as of August 10, 2009.

BETAWAVE CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Betawave Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$5,735,562	$11,863,121
Restricted cash	53,750	—
Trade accounts receivable	2,009,363	3,108,136
Prepaid expenses	713,510	961,829
Total current assets	8,512,185	15,933,086

Property and equipment, net	141,025	236,448
Financing costs, net of amortization of $14,922	104,451	—
Deposits	117,179	113,029
Total assets	$8,874,840	$16,282,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,981,716	$4,085,886
Line of credit	1,000,000	—
Accrued liabilities	783,444	1,601,840
Deferred revenue	67,831	109,243
Total current liabilities	3,832,991	5,796,969

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 7,065,293 shares issued and outstanding at June 30, 2009 and December 31, 2008	7,065	7,065
Common Stock: $0.001 par value; 400,000,000 shares authorized; 29,229,284 shares issued and outstanding at June 30, 2009 and December 31, 2008	29,230	29,230
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	53,115,195	51,563,483
Accumulated deficit	(48,090,731)	(41,095,274)
Total stockholders’ equity	5,041,849	10,485,594
Total liabilities and stockholders’ equity	$8,874,840	$16,282,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues	$2,282,325	$1,282,439	$3,670,745	$1,939,589

Cost of revenues and expenses:
Cost of revenues	1,407,352	1,350,931	3,254,424	2,154,737
Sales and marketing	1,993,312	1,409,444	4,209,792	3,096,333
Product development	106,772	165,563	333,345	339,944
General and administrative	1,399,991	1,146,108	2,916,465	2,631,171
Total costs of revenues and expenses	4,907,427	4,072,046	10,714,026	8,222,185
Operating loss	(2,625,102)	(2,789,607)	(7,043,281)	(6,282,596)

Other income (expense):
Interest income	3,153	5,659	8,553	10,184
Miscellaneous income	71,874	—	71,874	100
Interest expense	(31,715)	(778,104)	(32,603)	(1,469,138)
Total other income (expense)	43,312	(772,445)	47,824	(1,458,854)
Net loss before provision for income taxes	(2,581,790)	(3,562,052)	(6,995,457)	(7,741,450)

Provision for income taxes	—	—	—	—
Net loss	$(2,581,790)	$(3,562,052)	$(6,995,457)	$(7,741,450)

Net loss per share – basic and diluted	$(0.09)	$(0.14)	$(0.24)	$(0.30)

Shares used to compute net loss per share – basic and diluted	29,229,284	25,483,475	29,229,284	25,531,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,995,457)	$(7,741,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in fair value of warrant liability	—	46,586
Loss on disposal of fixed assets	1,976	—
Depreciation and amortization of property and equipment	113,746	130,063
Amortization of financing costs and convertible note fees	14,922	250,795
Stock-based compensation	1,517,918	1,019,514
Non cash interest expense	—	862,884
Changes in operating assets and liabilities:
Trade accounts receivable	1,098,773	240,342
Prepaid expenses	248,319	41,061
Other assets	(4,150)	—
Accounts payable	(2,104,171)	1,190,284
Accrued liabilities	(818,395)	1,100,055
Deferred revenue	(41,412)	39,811
Net cash used in operating activities	(6,967,931)	(2,820,055)

Cash flows from investing activities:
Funds held as restricted cash	(53,750)	(550,000)
Purchase of property and equipment	(20,299)	(16,810)
Net cash used in investing activities	(74,049)	(566,810)

Cash flows from financing activities:
Payment of financing costs	(85,579)	—
Advances from a stockholder	—	210,000
Reclassed as unsecured convertible discount note	—	(210,000)
Borrowing on line of credit	1,300,000	—
Payment on line of credit	(300,000)	—
Proceeds from issuance of unsecured convertible original discount notes due June 2010 and related warrants, net of fees of $70,050	—	2,754,949
Net cash provided by financing activities	914,421	2,754,949
Net decrease in cash and cash equivalents	(6,127,559)	(631,916)

Cash and cash equivalents at beginning of the period	11,863,121	1,108,834
Cash and cash equivalents at the end of the period	$5,735,562	$476,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - Unibio Inc. was incorporated in the state of Nevada on February 2, 2005. On September 14, 2006, Unibio Inc. changed its name to GoFish Corporation. In January 2009, GoFish Corporation changed its name to Betawave Corporation and launched a rebranding campaign focused on attention-based digital media.

Betawave Corporation (the “Company,” “we,” our,” or us”) is the industry’s first attention-based media company. The Company delivers quality advertising and content to large audiences of highly-engaged users through innovative ad formats. The Company has assembled a platform of some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”). The Company generates revenues by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

Management's Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that the Company’s revenues will increase from current levels as a result of increased sales of advertising on the Betawave Network. The Company also expects to incur additional expenses for the development and expansion of its publisher network. In addition, the Company anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but anticipates that losses will decrease from current levels to the extent that the Company continues to grow and develop.  The Company’s expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). While the Company believes that it will be able to expand operations and gain market share, there can be no assurance that such progress will be possible. For example, in the event that the Company requires additional financing, such financing may not be available on terms that are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern - The Company's condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to face significant risks associated with the successful execution of its strategy given the current market environment for similar companies. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications - Certain reclassifications were made to the prior period consolidated financial statements in order to conform to the current consolidated financial statement presentation.

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

The following outstanding stock options, warrants, convertible debt and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect for the three and six months ended June 30, 2009 and 2008:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Shares issuable upon exercise of employee and non-employee stock options	79,040	17,427,770	79,040	17,427,770
Shares issuable upon exercise of warrants	-	11,295,615	-	11,295,615
Nonvested restricted stock	-	300,000	-	300,000
Shares issuable upon conversion of convertible notes	-	8,025,861	-	8,025,861
Total	79,040	37,049,246	79,040	37,049,246

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

The Company places its cash in banks. Cash in excess of federally insured limits totaled $5,289,312 at June 30, 2009 and $11,613,121 at December 31, 2008.

Accounts Receivable Concentrations - At June 30, 2009, four customers accounted for 22%, 11%, 9% and 7%, respectively, of the Company’s accounts receivable. At December 31, 2008, three customers accounted for 26%, 13% and 7%, respectively, of the Company’s accounts receivable.

Revenue Concentrations - The Company’s revenues are generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Betawave Network. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. For the three months ended June 30, 2009, five customers accounted for 19%, 18%, 14%, 7% and 5%, respectively, of the Company’s revenues. For the six months ended June 30, 2009, five customers accounted for 17%, 16%, 10%, 8% and 5%, respectively, of the Company’s revenues. For the three months ended June 30, 2008, five customers accounted for 26%, 15% , 10%, 9% and 7%, respectively, of the Company’s revenues. For the six months ended June 30, 2008, five customers accounted for 37%, 12%, 7%, 6% and 5%, respectively, of the Company’s revenues.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock at the date of the grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate is based on observed interest rates appropriate for the term of our employee options. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. If factors change we may decide to use different assumptions under the Black-Scholes option model and stock-based compensation expense may differ materially in the future from that recorded in the current period.

Included in cost of revenues and expenses is $707,796 and $339,058 of stock-based compensation for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, this amount included ($13,751) of stock-based compensation related to non-employees on the issuance of options, ($1,727) related to warrants and $723,274 related to employees. For the three months ended June 30, 2008, this amount included $10,489 of stock-based compensation related to non-employees on the issuance of options, $14,781 related to warrants, $34,755 on the issuance of restricted stock and $279,033 related to employees.

Included in cost of revenues and expenses is $1,517,918 and $1,019,514 of stock-based compensation for the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, this amount included ($8,568) of stock-based compensation related to non-employees, $1,524,864 of stock-based compensation related to employees and $1,622 related to warrants. At June 30, 2008, this amount included $10,488 of stock-based compensation related to non-employees, $936,014 of stock-based compensation related to employees, $49,334 related to restricted stock and $23,678 related to the warrants.

The following table presents stock-based compensation expense included in the Condensed Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows for the three months and the six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cost of revenues	$(1,209)	$46,297	$(1,795)	$67,230
Sales and marketing	215,690	75,421	442,322	315,361
Product development	3,249	11,745	78,583	27,131
General and administrative	490,066	205,595	998,808	609,792
Total stock-based compensation	$707,796	$339,058	$1,517,918	$1,019,514

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted-average) for the six months ended June 30, 2009 and 2008:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008
Risk free interest rate	1.97%	3.20%
Expected lives	6.16 years	5.82 years
Expected volatility	74.00%	68.62%
Dividend yields	0%	0%

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the provisions of SFAS 165 on April 1, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect that the adoption of SFAS 168 to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate any other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  The Company adopted the provisions of FSP FAS 115-2/124-2 on April 1, 2009. The adoption of FSP FAS 115-2/124-2 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  The Company adopted FSP FAS 157-4 on April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  The company adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements.

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

We adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009, the first day of our 2009 fiscal year. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests, previously known as minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of noncontrolling interests as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income or loss attributable to the noncontrolling interests is included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is applied prospectively for fiscal years and interim periods within those fiscal years, beginning with the current fiscal year, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material impact on our financial statements.

We adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”) on January 1, 2009, the first day of our 2009 fiscal year. SFAS 161 requires enhanced disclosure of derivatives and hedging activities in order to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning with our current fiscal year. The adoption of SFAS 161 did not have a material impact on our financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,735,562	$—	$—	$5,735,562
Restricted cash	53,750	—	—	53,750
Total assets	$5,789,312	$—	$—	$5,789,312

4.	Property and Equipment

Property and equipment, net consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Computer equipment and software	$670,522	$652,877
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	824,053	806,408
Less accumulated depreciation and amortization	(683,028)	(569,960)
Property and equipment, net	$141,025	$236,448

Depreciation and amortization expense totaled $48,942 and $64,918 for the three months ended June 30, 2009 and 2008, and $113,746 and $130,063 for the six months ended June 30, 2009 and 2009, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Accrued vendor obligations	$283,732	$687,928
Accrued compensation	357,005	777,290
Accrued city and county taxes	27,341	41,836
Other	115,366	94,786
Total accrued liabilities	$783,444	$1,601,840

6.	Credit Facility

On March 27, 2009, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4,000,000 on the terms and conditions set forth in the Loan and Security Agreement. The Loan and Security Agreement consists of a $4,000,000 credit facility with a $500,000 sublimit for stand-by letters of credit, a $500,000 sublimit for cash management services and a $500,000 sublimit for foreign exchange contracts. The borrowings are secured based upon a percentage of certain eligible billed and unbilled receivables. The Company may borrow, repay and reborrow under the line of credit facility at any time. As of March 27, 2009, the advances under the line of credit facility accrue interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%. This interest rate shall be adjusted upward at times when the Company’s liquidity ratio (as described in the Loan and Security Agreement) equals less than 2.25 to 1.00. The Company is required to pay a termination fee if the Loan and Security Agreement is terminated prior to March 27, 2011 (the “Maturity Date”) in an amount equal to the interest that would have accrued on an advance of an aggregate principal amount of $1,000,000 through the Maturity Date.

The Company’s Loan and Security Agreement is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements. At June 30, 2009, the Company was in compliance with all covenants. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, Silicon Valley Bank may declare that all amounts owing under the credit arrangement are due and payable and the applicable interest rate shall become 4% above the rate that would otherwise apply. The line of credit and facility expire on the Maturity Date. As of June 30, 2009, there is $1,000,000 outstanding under this revolving credit arrangement. The amount available for borrowing totaled approximately $392,633 at June 30, 2009.

7.	Stock Options and Warrants

In 2004, the Company’s Board of Directors (the “Board”) adopted a 2004 Stock Plan (the “2004 Plan”). The 2004 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. Options vested over a period of time according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. In May 2006, the Company increased the shares reserved for issuance under the 2004 Plan from 2,000,000 to 4,588,281. Upon completion of the October 27, 2006 mergers, the Company decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

In 2006, the Company’s Board of Directors adopted a 2006 Stock Plan (the “2006 Plan”).The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors increased the shares available under the 2006 Plan to 4,000,000 shares. Options will vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. In March 2008, the Board of Directors froze the 2006 Plan resulting in no additional options being available for grant under the 2006 Plan.

On October 24, 2007, the Company’s Board of Directors approved the Non-Qualified Stock Option Plan (as amended, the “Non-Qualified Plan”). The purposes of the Non-Qualified Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The Non-Qualified Plan initially provided for a maximum aggregate of 3,600,000 shares of our common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Plan. On November 1, 2007, the Board adopted an amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 3,600,000 shares to 4,000,000 shares.  On December 18, 2007, the Board adopted a further amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 4,000,000 shares to 5,500,000 shares. On February 5, 2008, the Board adopted an additional amendment to the Non-Qualified Plan to increase the total plan shares that may be issued from 5,500,000 shares to 10,500,000 shares. On June 4, 2008, the  Board further increased the number of shares reserved under the 2007 Plan to 16,500,000.  On December 2, 2008 the Board increased the number of shares reserved under the 2007 Plan to 69,141,668.  On January 16, 2009, the Board increased the number of shares reserved under the 2007 Plan to 82,963,169.  The Board (or any committee composed of members of the Board appointed by it to administer the Non-Qualified Plan), has the authority to administer and interpret the Non-Qualified Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the Non-Qualified Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the Non-Qualified Plan.  The Non-Qualified Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The exercise price for an Option shall be determined by the administrator. The term of each option under the Non-Qualified Plan shall be no more than ten years from the date of grant.  The Non-Qualified Plan became effective upon its adoption by the Board and will continue in effect for a term of ten years, unless sooner terminated. The  Board may at any time amend, suspend or terminate the Non-Qualified Plan.  The Non-Qualified Plan also contains provisions governing: (i) the treatment of options under the Non-Qualified Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of our company, or complete liquidation or dissolution of our company) and changes in control of our company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

On March 31, 2008, the Board adopted the Betawave Corporation 2008 Stock Incentive Plan (as amended, the “2008 Plan”). The 2008 Plan is intended to replace the frozen 2006 Plan and permits options and other equity compensation to be awarded to employees, directors and consultants. As originally adopted, the 2008 Plan provided for the issuance of up to 2,400,000 shares of the Company’s common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder.  On June 4, 2008, the Board adopted an amendment to the 2008 Plan to (i) decrease the maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares. On December 2, 2008 the Board increased the number of shares reserved under the Plan to a maximum of 19,224,774. The 2008 Plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator (the “Administrator”), defined as the Board or one or more committees designated by the Board. The Board is currently the Administrator for the 2008 Plan.

A summary of stock option transactions for the period January 1, 2008 through June 30, 2009 is as follows:

		Options Outstanding
	Options available for grant	Number of options	Weighted average exercise price
Balances at January 1, 2008	3,021,584	7,194,770	$0.91
Additional shares reserved	82,866,442	—	$—
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	—	$—
Options granted	(75,606,727)	75,606,727	$0.39
Options cancelled	2,754,001	(2,754,001)	$1.30
Balances at January 1, 2009	9,664,334	80,047,496	$0.41
Additional shares reserved	13,821,501	—	$—
Options granted	(3,805,325)	3,805,325	$0.16
Options cancelled	424,606	(1,237,040)	$0.41
Balances at June 30, 2009	20,105,116	82,615,781	$0.39

The following table summarizes information concerning outstanding options as of June 30, 2009:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	139,100	4.99		134,787	4.95
$0.08	117,000	9.99		7,000	9.99
$0.16	3,633,325	9.72		104,708	9.72
$0.19	129,765	9.39		4,765	9.39
$0.20	48,206,467	9.43		11,723,775	9.43
$0.23	4,825,000	8.79		2,514,583	8.72
$0.24	102,000	8.93		53,500	8.93
$0.25	65,000	9.09		35,833	9.09
$0.27	400,000	8.34		222,222	8.34
$0.29	400,000	8.75		93,827	8.75
$0.35	4,840,000	8.59		3,472,778	8.59
$0.37	1,742,650	8.30		1,306,000	8.30
$0.42	130,000	8.53		46,042	8.53
$0.60	2,998,324	9.42		-	-
$0.80	5,498,324	9.20		833,333	8.93
$1.00	2,998,324	9.42		-	-
$1.20	2,998,324	9.42		-	-
$1.40	2,998,324	9.42		-	-
$1.50	62,500	7.33		41,667	7.33
$3.08	40,000	7.47		24,167	7.47
$3.65	64,271	7.37		64,271	7.37
$3.78	15,000	7.89		7,813	7.89
$3.80	65,000	7.80		35,208	7.80
$5.79	147,083	7.59		99,167	7.59
	82,615,781	9.29	$7,904	20,825,446	9.04	$5,531

The weighted-average grant date fair value of the options granted during the three month periods ended June 30, 2009 and 2008 were $0.10 and $0.16, respectively.

On December 2, 2008, the Company granted (under the Non-Qualified Plan) certain employees options to purchase 14,991,620 shares of Company common stock.  These options will only vest with a change in control of the Company, as defined in the option agreement.  As the condition for vesting is not probable, the Company has not recognized any compensation expense related to these options at June 30, 2009.  At June 30, 2009, all of these options remain outstanding.

At June 30, 2009, there was $5,997,920 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans.  This cost is expected to be recognized over the weighted average period of 2.42 years.

The Company did not realize any tax benefits from tax deductions of stock-based payment arrangements during the six month periods ended June 30, 2009 and 2008.

Stock-based compensation expense related to stock options granted to non-employees is recognized as earned. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,  the Company re-values the non-employee stock-based compensation, at each reporting date, using the Black-Scholes pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates. The Company recorded stock-based compensation expense related to non-employees of ($6,945) and $83,500 for the six month periods ended June 30, 2009 and 2008, respectively.

A summary of outstanding Common Stock Warrants included those issued as non-employee compensation as of June 30, 2009 is as follows:

Securities into which warrants are convertible and reference	Shares	Exercise Price	Expiration Date
Common Stock-Non-employee compensation	300,000	$1.75	February 2013
Common Stock-Non-employee compensation	80,000	$0.20	February 2013
Common Stock-Non-employee compensation	3,133,333	$1.72	October 2011
Common Stock-Series A preferred stock units	56,522,344	$0.20	December 2013
Common Stock-Non-employee compensation	6,665,343	$0.20	December 2013
Common Stock-Non-employee compensation	50,000	$0.20	November 2013
Common Stock-See below	600,000	$0.20	March 2014
Total	67,351,020

8.	Cash Flow Information

Cash paid during the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008
Interest	$17,681	$279,000
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Issuance of warrants to Silicon Valley Bank	$33,794	$—
Issuance of common stock to publisher	$—	$102,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements.  These forward-statements include, without limitation: (i) management’s expectation that our revenues will increase from current levels as a result of our planned continued expansion of the Betawave Network’s reach, scale and scope; (ii) our expectations regarding the incurrence of additional expenses for the development and expansion of our publisher network, marketing campaigns for a number of our programming launches and the continuing integration of our businesses; (iii) our anticipation of gains in operating efficiencies as a result of the increase to our sales and marketing organization; (iv) our expectation that operating losses and negative cash flows will continue for the foreseeable future but that losses will decrease from current levels to the extent that we continue to grow and develop; (v) our expectation that we will be able to expand operations and gain market share; our anticipation that that our revenues will show quarter over quarter and year over year growth for 2009 as the launch of the Betawave Network, the increase in the size of the Betawave Network and the sales cycle all are expected to mature; (vi) our belief that consumers will increasingly spend time online relative to other media; and (vii) our expectation that large sites will continue to lose traffic to smaller sites.

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

Overview

Betawave Corporation (the “Company,” “we,” “our,” or “us”) is an attention-based digital media company. We have assembled some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”). We generate revenues by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

Trends in Our Business

During the first quarter of 2009, we added key publishers and increased the “reach” of our network to over 32 million domestic unique users per month (according to comScore Media Metrix, July 2009). When ranked against the online properties in comScore Media Metrix, we place first or second in total audience reach and time spent in several key categories:

•	In the Kids-Entertainment category, first in reach and in total time spent;
•	In the Lifestyles-community category, second in reach and first in total time spent; and
•	In the Parenting-community category, second in reach and first in total time spent.

Since our rebranding and the expansion of our network in January 2009, we have pitched more business and, as a result, we believe we have built a robust sales pipeline. We anticipate that our revenues will show year over year growth in 2009 as the launch of the Betawave Network, the increase in the size of the Betawave Network and the sales cycle all are expected to mature. We remain subject to seasonal fluctuations in our business. In general, in our industry, the first half of the year tends to experience lower spending, while the second half of the year tends to experience higher spending. In general, online advertising has, in the past, peaked during the fourth quarter holiday season.

Due to the continued negative macroeconomic environment for online advertising, the sales cycle in the industry has shortened significantly. The sales cycle in our business traditionally ranged from three to nine months due to the general practice for most advertiser categories to plan at least one quarter in advance. However, as a result of the economic crisis, advertising buys across all mediums in key advertiser categories have shortened significantly, resulting in less visibility into our expected future revenue.

In addition, according to MediaPost, a survey of eight revenue forecasts issued between June 2007 and December 2008 (from Veronis Suhler Stevenson, Jupiter Research, the Kelsey Group, Lehman Bros., Magna, eMarketer, J.P. Morgan, and ZenithOptimedia) demonstrates that, on average, forecasts for Internet advertising revenue growth in 2008 were approximately 100% higher than the actual growth rate (with an average prediction of 20% versus actual growth of just 10%, according to the Interactive Advertising Bureau).  Even the modest original forecasts for 2009 appear to be too optimistic based on performance in the first quarter of 2009, which actually saw negative growth in online ad spending with a decrease of 5%.  eMarketer is now predicting overall ad growth in 2009 to be flat, growing to $31.43 billion by 2013 (down from their prediction of $37.2 billion from earlier this year). Some online advertising formats are performing better than others. According to the Wall Street Journal, search advertising grew 20% in 2008 whereas display advertising grew 8% in 2008. eMarketer predicts only 3% growth for display advertising in 2009.

Despite the negative macroeconomic news, we continue to believe that advertisers must reach consumers online, as this is where we believe they are increasingly spend time relative to other media. Online advertising continues to increase as a percentage of advertising across all media.  In addition, the advertiser’s ability to effectively reach consumers is being impacted by several trends taking place on the Internet. Consumer behavior online is changing through an accelerated progression towards “deportalization.” Deportalization describes the phenomenon of Internet traffic moving from large portals to smaller, niche sites. The drivers of this trend are search and increased user confidence with regard to the medium. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites. Our goal is to fill in the gap for brand advertisers by uniting attractive, content-rich mid-size sites, providing the size and scale of portals, with the immersive experience and customization of niche sites.

We are seeking to invest significantly in building the employee and systems infrastructures that we believe are necessary to manage our growth and develop and promote our products and services in order to take advantage of the trends described above, requiring us to continue to use significant cash resources in the near future. In general, the demand for high quality salespeople in online advertising sales is very competitive and requires paying competitive market salaries in order to obtain the results we seek to grow our business. In addition, we believe that attracting, hiring and retaining mid-level digital advertising executives is important to building our business, and the market for these executives in our industry is also very competitive.

Results of Operations - Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Revenues

Total revenues increased to $2,282,325 for the three months ended June 30, 2009 from $1,282,439 for the three months ended June 30, 2008, representing an increase of $999,886. Total revenues increased to $3,670,745 for the six months ended June 30, 2009 from $1,939,589 for the six months ended June 30, 2008, representing an increase of $1,731,156. These increases reflected higher sales from advertising that was sold across the Betawave Network. Revenues for the three and six months ended June 30, 2009 consisted of advertising fees, primarily from graphical and rich-media ads.

We anticipate that our total revenues for the full fiscal year of 2009 will be higher than our total revenues for the full fiscal year of 2008. While management believes this projection has a reasonable basis, this projection is subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such projections, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC.

Costs of Revenues

Cost of revenues for the three and six months ended June 30, 2009 consisted primarily of direct payments to publishers for revenue share on advertising revenues, costs associated with hosting our websites and ad serving costs for impressions delivered in connection with advertising revenues.

Cost of revenues increased to $1,407,352 for the three months ended June 30, 2009 from $1,350,931 for the three months ended June 30, 2008, representing an increase of $56,421. This increase included $146,218 of payments made to publishers and $85,988 for game design. These increases were offset by a decrease of $15,665 for ad serving, $62,502 for web hosting costs, $51,321 for licensing expenses and $46,297 for stock-based compensation expenses related to SFAS 123(R).

For the six months ended June 30, 2009, cost of revenues increased to $3,254,424 from $2,154,737 for the six months ended June 30, 2008, representing an increase of $1,099,687. The increase included $1,136,505 of payments made to publishers, $48,248 for ad serving costs, $173,537 for custom media player and game design and $6,240 for Betawave TV production costs.  These increases were offset by a $124,195 reduction for web hosting, $73,418 for licensing expenses and $67,230 for stock-based compensation expenses related to SFAS 123(R).

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 2009 consisted primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

Sales and marketing expenses increased to $1,993,312 for the three months ended June 30, 2009 from $1,409,444 for the three months ended June 30, 2008, representing an increase of $583,868. This increase was attributable to a $364,554 increase in personnel and other benefits related costs, including a $140,269 increase in stock-based compensation expenses related to SFAS 123(R), a $29,221 increase in travel expenses, a $71,625 increase in advertising and other marketing related expenses and a $118,468 increase in allocation of facilities, IT and other operating expenses.

For the six months ended June 30, 2009, sales and marketing expenses increased to $4,209,792 from $3,096,333 for the six months ended June 30, 2008, representing an increase of $1,113,459. This increase was attributable to a $794,463 increase in personnel and other benefits related costs, including a $126,961 increase in stock-based compensation expenses related to SFAS 123 (R), a $92,157 increase in professional services for public relations and related development research expense, a $59,625 increase in travel expenses and a $180,103 increase in allocation of facilities, IT and other operating expenses. These increases were offset by a $12,889 decrease in advertising and other marketing related expenses.

Employees in sales and marketing at June 30, 2009 and 2008 were 38 and 25, respectively.

Product Development

Product development expenses for the three and six months ended June 30, 2009 consisted primarily of compensation-related expenses incurred for the development of, and enhancement to systems that enable us to drive and support revenue-generating activities across our network of websites.

Product development expenses decreased to $106,772 for the three months ended June 30, 2009 from $165,563 for the three months ended June 30, 2008, representing a decrease of $58,791. This decrease was attributable primarily to a $33,986 reduction in compensation related expenses, including a $8,496 decrease in stock-based compensation expenses related to SFAS 123(R), and a $24,805 decrease in allocation of facilities, IT and other operating expenses.

For the six months ended June 30, 2009, product development expense decreased to $333,345 from $339,944 for the six months ended June 30, 2008, representing a decrease of $6,599. The decrease was attributed primarily to a $52,966 reduction in allocation of facilities, IT and other operating expenses. This decrease was offset by an increase in compensation related expenses of $46,367, including a $51,452 increase in stock-based compensation expenses related to SFAS 123(R).

Employees in product development at June 30, 2009 and 2008 were 4 and 5, respectively.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2009 consisted primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

General and administrative expenses increased to $1,399,991 for the three months ended June 30, 2009 from $1,146,108 for the three months ended June 30, 2008, representing an increase of $253,883. This increase was attributable to a $486,639 increase in compensation-related expenses, including a $284,471 increase in stock-based compensation expenses related to SFAS 123(R).  This increase was partly offset by a $218,417 decrease in accounting, investor relations and other professional services and a $14,339 reduction in travel expenses.

For the six months ended June 30, 2009, general and administrative expenses increased to $2,916,465 from $2,631,171 for the six months ended June 30, 2008, representing an increase of $285,294. The increase was attributable to a $750,876 increase in personnel and other benefits related costs, including a $389,016 increase in stock-based compensation expenses related to SFAS 123(R). These increases were offset by a $297,058 decrease in accounting, investor relations and other professional services, a $27,816 reduction in travel expenses, and a $140,708 decrease in unallocated facilities, IT and other operating expenses.

Employees in general and administrative at June 30, 2009 and 2008 were 9 and 5, respectively.

Other Income and Expenses

Other income (expense) changed to $43,312 of income for the three months ended June 30, 2009 from $772,445 of expense for the three months ended June 30, 2008. For the six months ended June 30, 2009, other income (expense) changed to $47,824 of income from $1,458,854 of expense for the six months ended June 30, 2008, representing a change of $1,506,678.

Interest income is derived primarily from short-term interest earned on operating cash balances. Miscellaneous income for the three and six months ended June 30, 2009 represents settlement from a claim with a third party.

Interest expense for the three and six months ended June 30, 2009 was related to the financing costs for our directors and officers insurance policy and the interest expense for the three and six months ended June 30, 2008 was related to financing costs for our directors and officers insurance policy and our convertible debt, which was retired in December 2008.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private sales of securities and borrowings. As of June 30, 2009, we had $5,735,562 in cash and cash equivalents. Because we expect to continue to incur an operating loss in fiscal 2009, we may need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital may dilute our current stockholders’ ownership interests.

As of June 30, 2009, we had a secured revolving credit arrangement with Silicon Valley Bank available that provides advances in an aggregate principal amount of up to $4,000,000 on the terms and conditions set forth in a Loan and Security Agreement, dated as of March 27, 2009 (the “Loan and Security Agreement”). The Loan and Security Agreement consists of a $4,000,000 credit facility with a $500,000 sublimit for stand-by letters of credit, a $500,000 sublimit for cash management services and a $500,000 sublimit for foreign exchange contracts. The borrowings are secured based upon a percentage of certain eligible billed and unbilled receivables. We may borrow, repay and reborrow under the line of credit facility at any time. As of March 27, 2009, the advances under the line of credit facility accrue interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%. This interest rate shall be adjusted upward at times when our liquidity ratio (as described in the Loan and Security Agreement) equals less than 2.25 to 1.00. We are required to pay a termination fee if the Loan and Security Agreement is terminated prior to March 27, 2011 (the “Maturity Date”) in an amount equal to the interest that would have accrued on an advance of an aggregate principal amount of $1,000,000 through the Maturity Date.  The Loan and Security Agreement is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements. At June 30, 2009, the Company was in compliance with all covenants. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, Silicon Valley Bank may declare that all amounts owing under the credit arrangement are due and payable and the applicable interest rate shall become 4% above the rate that would otherwise apply. The line of credit and facility expire on the Maturity Date. As of June 30, 2009, there was $1,000,000 outstanding under this revolving credit arrangement. The amount available for borrowing totaled approximately $392,633 at June 30, 2009.

Net cash used in operating activities was $6,967,931 and $2,820,055 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, the cash used in operating activities consisted of a net loss, net of non cash expenses of $1,648,562, of $5,346,895 and a negative change in working capital of $1,621,036. The non cash expense items included loss on disposal of fixed assets of $1,976, depreciation and amortization of $113,746, amortization of financing costs of $14,922 and stock-based compensation of $1,517,918. For the six months ended June 30, 2008, the primary use of cash was due to a net loss of $5,431,608, which is net of non cash expenses of $2,309,842, and a change in working capital of $2,611,553. The non cash expense items included an increase in the fair value of warrant liability of $46,586, depreciation and amortization of $130,063, amortization of convertible note fees of $250,795, stock-based compensation of $1,019,514 and non cash interest expense of $862,884.

Net cash used in investing activities was $74,049 and $566,810 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net cash used in investing activities consisted of $53,750 deposited as security for a letter of credit and $20,299 for the purchase of property and equipment. For the six months ended June 30, 2008, net cash used in investing activities consisted of $550,000 deposited as security for a letter of credit and the purchase of property and equipment of $16,810.

Net cash provided by financing activities was $914,421 and $2,754,949 for the six months ended June 30, 2009 and 2008, respectively. The net cash provided by financing activities for the six months ended June 30, 2009 consisted of borrowings of $1,300,000 under the revolving credit arrangement with Silicon Valley Bank, offset by the repayment of $300,000 of such borrowings and the payment of $85,579 for financing costs related to the revolving credit arrangement. The net cash from financing activities for the six months ended June 30, 2008 consisted of $210,000 of advances from a stockholder, which were offset by the conversion of this amount of $210,000 to unsecured discount notes and net proceeds of $2,754,949 from the issuance of our unsecured convertible 15% original issue discount notes due June 8, 2010, which were cancelled in December 2008.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accounting for Stock-Based Compensation

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

Advertising and Promotion Costs

Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $0 and $0 for the three and six months ended June 30, 2009, respectively, and $0 and $113,146 for the three and six months ended June 30, 2008, respectively.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” under Note 2 to the unaudited consolidated financial statements included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

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
•
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of director’s oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls.

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

While we have been in the process of implementing the remediation efforts with respect to the material weaknesses noted above, these material weaknesses were not fully remediated as of June 30, 2009.

Based on our management’s evaluation of our disclosure controls and procedures, including the continuing unremediated material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $17.0 million for the year ended December 31, 2008, a net loss of approximately $16.4 million for the year ended December 31, 2007 and a net loss of approximately $7.0 million for the six months ended June 30, 2009. As of June 30, 2009, our accumulated deficit was approximately $48.1 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the three months ended June 30, 2009 were approximately $2.3 million. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price of our common stock.

The effects of the current global economic crisis may impact our business, operating results, or financial condition.

The current global economic crisis has caused significant disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has significantly impacted levels of consumer spending. The current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending in general. In addition, many industry forecasts are predicting negative growth or a decrease in the rate of growth in certain channels of online advertising in 2009. These developments could negatively affect our business, operating results, or financial condition in a number of ways. Current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased services. For example, the sales cycle in our industry has recently shortened significantly. The sales cycle in our business traditionally ranged from three to nine months due to the general practice for all advertiser categories to plan at least one quarter in advance. However, as a result of the current global economic crisis, advertising buys in all mediums have shortened significantly. In addition, if consumer spending continues to decrease, this may affect consumer’s behavior on the Internet and online advertising spending.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could materially adversely affect our results of operations.

We generate almost entirely all of our revenues from advertisers on our network. For the six months ended June 30, 2009 and the year ended December 31, 2008, revenues from our five largest advertisers accounted for 40% and 36%, respectively, of our revenues. For the six months ended June 30, 2009 and the year ended December 31, 2008, our largest advertiser accounted for 13% and 12%, respectively, of our revenues. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenues could materially adversely affect our results of operations. In addition, our relationships with publishers participating in our network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenues and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenues.

For the six months ended June 30, 2009 and the year ended December 31, 2008, advertising revenues connected to our largest publisher accounted for approximately 50% and 66%, respectively, of our revenues. Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenues. We cannot assure you that any of the publishers participating in our network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenues.

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

Our limited operating history in the operation of an advertising network of websites makes evaluation of our business difficult, and our revenues are currently insufficient to generate positive cash flows from our operations.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. We formally launched our website in October 2004 and only began building our advertising network during 2007. We formally launched our network in February 2008 and we rebranded as Betawave Corporation in January 2009. Our revenues are currently insufficient to generate positive cash flows from our operations.

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

Our audited consolidated financial statements for the fiscal year ended December 31, 2008 were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, the report of our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2008 has indicated that we have incurred net losses since our inception, have experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2008, that raise substantial doubt about our ability to continue as a going concern.

We have a material amount of indebtedness, and may incur further indebtedness in the future, under our revolving credit arrangement, which could require the use of a substantial portion of our cash and cash flows and may limit our access to additional capital.

As of June 30, 2009, we had $1.0 million in borrowings outstanding under our revolving credit arrangement with Silicon Valley Bank pursuant to a Loan and Security Agreement, dated as of March 27, 2009. We may incur further indebtedness under this credit arrangement on the terms and conditions set forth in the Loan and Security Agreement. The level of our indebtedness could have important consequences for us such as the following:

•
it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding indebtedness, and a substantial portion of our existing cash and cash flows could be required to be dedicated to service this indebtedness, which would reduce the funds available for reinvesting in our company, our business and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;
•	we may be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry may be more limited;
•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to a higher level of debt; and
•	our ability to borrow additional funds or to refinance debt may be limited.

If we do not maintain compliance with the covenants in our revolving credit arrangement, which we are partially dependent upon as a source of cash for our operations, we may lose our ability to draw upon it and the bank may accelerate our obligation to repay the amounts due.

We are partially dependent upon our revolving credit arrangement with Silicon Valley Bank as a source of cash for our operations. The availability of advances under this credit arrangement is conditioned upon our compliance with the terms and conditions set forth in the Loan and Security Agreement. The Loan and Security Agreement contains customary affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements and customary events of default. As of June 30, 2009, we were in compliance with all covenants. However, upon the occurrence of an uncured event of default, Silicon Valley Bank may declare that all amounts owing under this credit arrangement are due and payable and may stop advancing money or extending credit to us under this credit arrangement and the applicable interest rate shall become 4% above the rate that would otherwise apply. Should this credit arrangement become unavailable, we may be required to use more of our existing cash and cash flows to fund our operations.

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

We recently refined our business model to become an attention-based media company and launched a campaign to rebrand our business using the “Betawave” name, including changing the name of our company from GoFish Corporation to Betawave Corporation. If we are unable to effectively implement our refined business model and rebranding campaign, it would adversely affect our company, business prospects and operating results. Our future success will depend in significant part on our ability to forge contractual relationships with additional third-party websites (“publishers”) under which we assume responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. We are susceptible to the risks of operating an advertising-supported business. There is no guarantee that we will be able to enter into contracts with such publishers and, if we are unable to enter into such contractual relationships, our business and revenues will be adversely affected. In addition, as a result of our rebranding campaign, we may lose any brand recognition associated with the “GoFish” name that we previously established with advertisers, publishers in our network and other partners. We may not be able to establish, maintain or enhance brand recognition associated with the “Betawave” name that is comparable to the brand recognition that we may have previously had associated with the “GoFish” name. We have observed that there has been some confusion from our advertising customers regarding our name change and whether or not our company is still in business. If we fail to establish, maintain and enhance brand recognition associated with the “Betawave” name, it could affect our ability to attract advertisers, publishers in our network and other partners, which could adversely affect our ability to generate revenues and could impede our business plan.  Furthermore, in connection with the development and implementation of our refined business model and rebranding campaign, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers.

Our business model is unproven and may not be viable.

Our business model is new and unproven and reflects our belief that brand advertisers will alter their advertising strategy in light of the changes in online consumer behavior and will spend advertising dollars differently than they traditionally have – with the large Internet portals. In addition, we believe that having few quality publishers which allows us to execute advertising campaigns efficiently, is beneficial to having a large number of medium and small publishers. If we are mistaken in our beliefs, it could adversely affect our ability to generate revenues.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to certain of our publishers. In these agreements, we promise to make these minimum payments to the publisher for a pre-negotiated period of time. At June 30, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $4.05 million through 2010. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of August 10, 2009, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date.

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

In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. In addition, based on the evaluation and the identification of these material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

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

We generate almost entirely all of our revenues from advertisers on our network and we are susceptible to the risks of operating an advertising supported business. Our advertisers can generally terminate their contracts with us at any time. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. We also may encounter difficulty collecting from our advertisers. We are a relatively small company and advertisers may choose to pay our bills after paying debts owed to their larger clients.

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

In addition, the number of websites has increased substantially in recent years. Our publishers’ websites face numerous competitors both on the Internet, and in the more traditional broadcasting arena. Some of these companies have substantially longer operating histories, significantly greater financial, marketing and technical expertise, and greater resources and name recognition than the sites in our network. Moreover, the offerings on our network may not be sufficiently distinctive or may be copied by others. If we fail to attain commercial acceptance of our services and to be competitive with these companies, we may not ever generate meaningful revenues.

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

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, as well as providers of technology solutions, including software developed by third party vendors, in delivering our services. In addition, we use third party vendors to assist with product development, campaign deployment, video streaming for Betawave TV and support services for some of our products and services. These companies may not continue to provide services or software or license their technology to us without disruptions in service, at the current cost or at all.

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

Third parties claiming infringement by the advertisements or video content we deliver on behalf of our publishers could sue us. We may be held liable to third parties for elements of advertising campaigns designed by us if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory, deceptive or otherwise violates applicable laws or regulations.

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

Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On August 10, 2009, the closing bid price of our common stock was $0.08 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 410,000,000 shares of capital stock consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, of which we have designated 8,003,000 of such shares of Series A preferred stock. As of August 10, 2009, there were: (i) 29,229,284 shares of common stock outstanding; (ii) 7,065,293 shares of Series A preferred stock outstanding; (iii) 102,720,897 shares reserved for issuance upon the exercise of options granted or available for grant under our 2004 stock plan, our 2006 equity incentive plan, our 2007 non-qualified stock option plan and our 2008 stock incentive plan; and (iv) 67,351,020 shares reserved for issuance upon the exercise of outstanding warrants.

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

Panorama Capital, L.P., Rembrandt Venture Partners Fund Two, L.P., Rembrandt Venture Partners Fund Two-A, L.P. and Rustic Canyon Ventures III, L.P., whose interests may not be aligned with yours, collectively control approximately 66% of our company, which could result in actions of which you or other stockholders do not approve.

In two closings that occurred on December 3, 2008 and December 12, 2008, we completed a $22.5 million preferred stock financing pursuant to the terms of a securities purchase agreement dated December 3, 2008 that we entered into with Panorama Capital, L.P. (“Panorama”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”), Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A” and, together with Rembrandt Fund Two, “Rembrandt”) and Rustic Canyon Ventures III, L.P. (“Rustic” and, together with Panorama and Rembrandt, the “Lead Investors”). The Lead Investors currently own, collectively, approximately 66% of our outstanding shares of common stock, assuming the conversion of Series A preferred stock. Prior to the December 2008 financing, the Lead Investors did not own any shares of our common stock.

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

On August 14, 2009, we issued a press release regarding our results for the quarter ended June 30, 2009. The text of this press release is attached hereto as Exhibit 99.1. The information in this Item 5 and Exhibit 99.1 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

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

BETAWAVE CORPORATION

Date: August 14, 2009	By:	/s/ Matt Freeman
Name: Matt Freeman
Title: Chief Executive Officer

Date: August 14, 2009	By:	/s/ Lennox L. Vernon
Name: Lennox L. Vernon
Title: Chief Accounting Officer and Director of Operations

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Press release issued by Betawave Corporation on August 14, 2009	Filed herewith.