Form 10-Q
period 2009-09-30
Betawave Corp.
filed 2009-11-16
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-131651

BETAWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-2471683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒ Yes  ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The issuer had 29,229,284 shares of common stock outstanding as of November 13, 2009.

BETAWAVE CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Betawave Corporation

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$4,013,825	$11,863,121
Restricted cash	53,750	---
Trade accounts receivable	1,679,651	3,108,136
Prepaid expenses	242,417	961,829
Total current assets	5,989,643	15,933,086

Property and equipment, net	103,888	236,448
Financing costs, net of amortization of $29,843	89,530	---
Deposits	117,179	113,029
Total assets	$6,300,240	$16,282,563

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,683,590	$4,085,886
Line of credit	1,500,000	---
Accrued liabilities	1,589,069	1,601,840
Deferred revenue	78,283	109,243
Total current liabilities	4,850,942	5,796,969

Commitments and contingencies	---	---

Stockholders’ equity:
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 7,065,293 shares issued and outstanding at September 30, 2009 and December 31, 2008	7,065	7,065
Common Stock: $0.001 par value; 400,000,000 shares authorized; 29,229,284 shares issued and outstanding at September 30, 2009 and December 31, 2008	29,230	29,230
Notes receivable from stockholders	(18,910)	(18,910)
Additional paid-in capital	53,854,113	51,563,483
Accumulated deficit	(52,422,200)	(41,095,274)
Total stockholders’ equity	1,449,298	10,485,594
Total liabilities and stockholders’ equity	$6,300,240	$16,282,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues	$1,725,499	$2,786,139	$5,396,244	$4,725,728

Cost of revenues and expenses:
Cost of revenues	2,441,052	2,058,456	5,695,477	4,213,193
Sales and marketing	2,033,598	1,630,472	6,243,389	4,726,805
Product development	130,241	248,100	463,586	588,044
General and administrative	1,419,023	1,210,582	4,335,488	4,092,548
Total cost of revenues and expenses	6,023,914	5,147,610	16,737,940	13,620,590
Operating loss	(4,298,415)	(2,361,471)	(11,341,696)	(8,894,862)

Other income (expense):
Interest income	4,323	5,662	12,876	15,846
Miscellaneous income	502	---	72,376	100
Interest expense	(37,879)	(893,227)	(70,482)	(2,111,570)
Total other income (expense)	(33,054)	(887,565)	14,770	(2,095,624)
Net loss before provision for income taxes	(4,331,469)	(3,249,036)	(11,326,926)	(10,990,486)

Provision for income taxes	---	---	---	---
Net loss	$(4,331,469)	$(3,249,036)	$(11,326,926)	$(10,990,486)

Net loss per share – basic and diluted	$(0.15)	$(0.13)	$(0.39)	$(0.43)

Shares used to compute net loss per share – basic and diluted	29,229,284	25,494,739	29,229,284	25,518,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,326,926)	$(10,990,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1,976	---
Depreciation and amortization of property and equipment	159,012	195,118
Amortization of financing costs and convertible note fees	29,843	385,089
Stock-based compensation	2,256,836	1,339,841
Non cash interest expense	---	1,645,863
Changes in operating assets and liabilities:
Trade accounts receivable	1,428,485	(1,122,922)
Prepaid expenses	719,412	62,681
Other assets	(4,150)	(2,000)
Accounts payable	(2,402,297)	2,303,295
Accrued liabilities	(12,770)	1,835,455
Deferred revenue	(30,960)	70,000
Net cash used in operating activities	(9,181,539)	(4,278,066)

Cash flows from investing activities:
Funds held as restricted cash	(53,750)	(550,000)
Purchase of property and equipment	(28,428)	(33,396)
Net cash used in investing activities	(82,178)	(583,396)

Cash flows from financing activities:
Payment of financing costs	(85,579)	---
Advances from a stockholder	---	610,000
Borrowing on line of credit	1,800,000	---
Payment on line of credit	(300,000)	---
Proceeds from issuance of unsecured convertible original discount notes due June 2010 and related warrants, net of fees of $101,300	---	3,188,700
Net cash provided by financing activities	1,414,421	3,798,700
Net decrease in cash and cash equivalents	(7,849,296)	(1,062,762)

Cash and cash equivalents at beginning of the period	11,863,121	1,108,834
Cash and cash equivalents at the end of the period	$4,013,825	$46,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Betawave Corporation

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	The Company

General - Betawave Corporation (the “Company,” “we,” “our,” or “us”) sells online advertising for the websites in our network of sites (the “Betawave Network”). We have assembled a network of some of the leading websites in the most popular online categories: immersive casual gaming, virtual world, social play and entertainment. We specialize in helping brand marketers reach the highly attentive audiences on these sites through innovative ad formats.

The Company was incorporated in the State of Nevada on February 2, 2005 as Unibio Inc. On September 14, 2006, the Company changed its name from Unibio Inc. to GoFish Corporation. In January 2009, the Company changed its name from GoFish Corporation to Betawave Corporation and launched a rebranding campaign focused on attention-based digital media. On September 21, 2009, we reincorporated from the State of Nevada to the State of Delaware.

Management's Plan - The Company has incurred operating losses and negative cash flows since inception. Management expects that the Company’s revenues will increase from current levels as a result of increased sales of advertising on the Betawave Network. The Company also expects to incur additional expenses for the development and expansion of the Betawave Network and the continuing integration of its businesses. In addition, the Company anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization. However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but anticipates that losses will decrease from current levels to the extent that the Company continues to grow and develop.  The Company’s expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). While the Company believes that it will be able to expand operations and gain market share, there can be no assurance that such progress will be possible. For example, in the event that the Company requires additional financing, such financing may not be available on terms that are favorable or at all. Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications - Certain reclassifications were made to the prior period condensed consolidated financial statements in order to conform to the current condensed consolidated financial statement presentation.

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

The following outstanding stock options, warrants, convertible debt and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect for the three and nine months ended September 30, 2009 and 2008:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Shares issuable upon exercise of employee and non-employee stock options	243,540	1,854,821	243,540	1,854,821
Nonvested restricted stock	---	300,000	---	300,000
Shares issuable upon conversion of convertible notes	---	8,411,358	---	8,411,358
Total	243,540	10,566,179	243,540	10,566,179

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

The Company places its cash in commercial banks. Accounts in the United States are secured by the Federal Deposit Insurance Corporation. The Company’s total deposits at the commercial banks usually exceed the balances insured.

Accounts Receivable Concentrations - At September 30, 2009, four customers accounted for 20%, 7%, 7% and 6%, respectively, of the Company’s accounts receivable.  At December 31, 2008, three customers accounted for 26%, 13% and 7%, respectively, of the Company’s accounts receivable.

Revenue Concentrations - The Company’s revenues are generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Betawave Network. These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers. For the three months ended September 30, 2009, five customers accounted for 20%, 14%, 10%, 7% and 6%, respectively, of the Company’s revenues. For the nine months ended September 30, 2009, five customers accounted for 18%, 11%, 7%, 6% and 5%, respectively, of the Company’s revenues. For the three months ended September 30, 2008, five customers accounted for 12%, 11% , 9%, 7% and 6%, respectively, of the Company’s revenues. For the nine months ended September 30, 2008, five customers accounted for 21%, 8%, 7%, 7% and 5%, respectively, of the Company’s revenues.

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

Stock-based compensation expense for performance-based options granted to non-employees is determined in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”), and ASC 505-50 at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under U.S. GAAP to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is re-measured at the balance sheet date.

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

Included in cost of revenues and expenses is $738,918 and $320,327 of stock-based compensation for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, this amount included $110 of stock-based compensation related to non-employees on the issuance of options, $220 related to warrants and $738,588 related to employees. For the three months ended September 30, 2008, this amount included $24,006 of stock-based compensation related to non-employees on the issuance of options, $9,913 related to warrants, $37,000 on the issuance of restricted stock and $249,408 related to employees.

Included in cost of revenues and expenses is $2,256,836 and $1,339,841 of stock-based compensation for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, this amount included ($8,457) of stock-based compensation related to non-employees, $2,263,452 of stock-based compensation related to employees and $1,841 related to warrants. At September 30, 2008, this amount included $34,495 of stock-based compensation related to non-employees, $1,185,422 of stock-based compensation related to employees, $86,333 related to restricted stock and $33,591 related to the warrants.

The following table presents stock-based compensation expense included in the Condensed Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows for the three months and the nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cost of revenues	$	---	$44,538	$(1,794)	$111,767
Sales and marketing		218,819	86,902	661,141	402,262
Product development		3,264	13,009	81,846	40,140
General and administrative		516,835	175,878	1,515,643	785,672
Total stock-based compensation		$738,918	$320,327	$2,256,836	$1,339,841

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted-average) for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk free interest rate	2.33%	3.18%
Expected lives	6.02 years	5.80 years
Expected volatility	71.05%	70.59%
Dividend yields	0%	0%

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted in the nine months ended September 30, 2009 and 2008.

Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” as codified by Accounting Standards Codification (“ASC”) 105. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We adopted ASC 105 in the third quarter of 2009 and include references to the ASC within our Condensed Consolidated Financial Statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” as codified by ASC 820. This ASC establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. ASC 820 also requires expanded disclosures related to fair value measurements. As permitted under ASC 820, we elected a one-year delay in applying certain fair value measurements of non-financial instruments, except for those measured at fair value on at least an annual basis. We fully adopted ASC 820 on January 1, 2009. See Note 3 for information about fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” as codified by ASC 805. Under ASC 805, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period, a contingency is recognized as of the acquisition date based on the estimated amount if it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted ASC 805 on January 1, 2009. The adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” as codified by ASC 810-10-65-1, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65-1 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 810-10-65-1 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” as codified by ASC 815-10-50, which requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10-50 is effective for fiscal years beginning after November 15, 2008. We adopted ASC 815-10-50 on January 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” as codified by ASC 320-10-50. This ASC requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 320. This ASC also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in those methods and significant assumptions from prior periods. ASC 320-10-50 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. We adopted ASC 320-10-50 on April 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” as codified by ASC 320-10-65. This ASC amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10-65, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost of the security. ASC 320-10-65 also changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 320-10-65 on April 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified by ASC 820. This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate when a transaction is not orderly. ASC 820 also requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques in interim and annual periods. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 820 on April 1, 2009. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified by ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 855 for our second quarter ended June 30, 2009. The adoption did not have a significant impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009 and will be effective for Betawave beginning in the fourth quarter of 2009. We are currently evaluating the potential impact of ASU 2009-05 on our Condensed Consolidated Financial Statements.

3.	Fair value

FASB ASC 820-10-30 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820-10-30, these two types of inputs have created the following fair value hierarchy:

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

FASB ASC 820-10-30 requires the use of observable market data if such data is available without undue cost and effort.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$4,013,825	$	---	$	---	$4,013,825
Restricted cash	53,750		---		---	53,750
Total assets	$4,067,575	$	---	$	---	$4,067,575

4.	Property and Equipment

Property and equipment, net consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Computer equipment and software	$678,651	$652,877
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	832,182	806,408
Less accumulated depreciation and amortization	(728,294)	(569,960)
Property and equipment, net	$103,888	$236,448

Depreciation and amortization expense totaled $45,266 and $65,055 for the three months ended September 30, 2009 and 2008, and $159,012 and $195,118 for the nine months ended September 30, 2009 and 2008, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Accrued vendor obligations	$1,075,937	$687,928
Accrued compensation	465,888	777,290
Accrued city and county taxes	16,707	41,836
Other	30,537	94,786
Total accrued liabilities	$1,589,069	$1,601,840

6.	Credit Facility

On March 27, 2009, the Company entered into a Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) that provides for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4,000,000 on the terms and conditions set forth in the Loan and Security Agreement. The Loan and Security Agreement consists of a $4,000,000 credit facility with a $500,000 sublimit for stand-by letters of credit, a $500,000 sublimit for cash management services and a $500,000 sublimit for foreign exchange contracts. The borrowings are secured based upon a percentage of certain eligible billed and unbilled receivables. The Company may borrow, repay and reborrow under the line of credit facility at any time. As of March 27, 2009, the advances under the line of credit facility accrue interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%. This interest rate shall be adjusted upward at times when the Company’s liquidity ratio (as described in the Loan and Security Agreement) equals less than 2.25 to 1.00. The Company is required to pay a termination fee if the Loan and Security Agreement is terminated prior to March 27, 2011 (the “Maturity Date”) in an amount equal to the interest that would have accrued on an advance of an aggregate principal amount of $1 million through the Maturity Date.

The Company’s Loan and Agreement is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to liens, indebtednesss, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements. At September 30, 2009, the Company was in compliance with all covenants, except as set forth in the Amendment. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, Silicon Valley Bank may declare that all amounts owing under the credit arrangement are due and payable and the applicable interest rate shall become 4% above the rate that would otherwise apply. The line of credit and facility expire on the Maturity Date. As of September 30, 2009, there is $1,500,000 outstanding under this revolving credit arrangement. At September 30, 2009, we did not have any funds available for borrowing.

On November 9, 2009, the Company and SVB entered into a Waiver and Third Amendment to Loan and Security Agreement (the “Waiver and Amendment”). Under the terms of the Waiver and Amendment, SVB agreed: (i) to waive an event of default existing as a result of the Company’s violation of a minimum tangible net worth covenant under the Loan and Security Agreement and (ii) that such minimum tangible net worth covenant would not apply from October 1, 2009 to November 23, 2009. In addition, the Waiver and Amendment amended the Loan and Security Agreement to, among other things: (i) add a covenant to the Loan and Security Agreement that requires the Company to maintain at least $1.5 million in unrestricted cash on deposit in the Company’s unrestricted operating, sweep and other accounts with SVB and its affiliates and (ii) reduce the borrowing base available under the Loan and Security Agreement from $4 million to the lesser of (a) the sum of 80% of eligible accounts and, at SVB’s discretion, 60% of extended eligible accounts and (b) $1.5 million.

7.	Stock Options and Warrants

In 2004, the Company’s Board of Directors (the “Board”) adopted a 2004 Stock Plan (the “2004 Plan”). The 2004 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. Options vested over a period of time according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. In May 2006, the Company increased the shares reserved for issuance under the 2004 Plan from 2,000,000 to 4,588,281. Upon completion of the October 2006 mergers, the Company decreased the shares reserved under the 2004 Plan from 4,588,281 to 804,188 and froze the 2004 Plan resulting in no additional options being available for grant under the 2004 Plan.

In 2006, the Company’s Board of Directors adopted a 2006 Stock Plan (the “2006 Plan”).The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors increased the shares available under the 2006 Plan to 4,000,000 shares. Options vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. In March 2008, the Board of Directors froze the 2006 Plan resulting in no additional options being available for grant under the 2006 Plan.

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

On March 31, 2008, the Board adopted the Betawave Corporation 2008 Stock Incentive Plan (as amended, the “2008 Plan”). The 2008 Plan permits options and other equity compensation to be awarded to employees, directors and consultants. As originally adopted, the 2008 Plan provided for the issuance of up to 2,400,000 shares of the Company’s common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder.  On June 4, 2008, the Board adopted an amendment to the 2008 Plan to (i) decrease the maximum aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares. On December 2, 2008 the Board increased the number of shares reserved under the Plan to a maximum of 19,224,774. The 2008 Plan is administered, with respect to grants to employees, directors, officers, and consultants, by the plan administrator (the “Administrator”), defined as the Board or one or more committees designated by the Board. The Board is currently the Administrator for the 2008 Plan.

A summary of stock option transactions for the period January 1, 2008 through September 30, 2009 is as follows:
		Options Outstanding
	Options available for grant	Number of options	Weighted average exercise price
Balances at January 1, 2008	3,021,584	7,194,770		$0.91
Additional shares reserved	82,866,442	---	$	---
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	---	$	---
Options granted	(75,606,727)	75,606,727		$0.39
Options cancelled	2,754,001	(2,754,001)		$1.30
Balances at January 1, 2009	9,664,334	80,047,496		$0.41
Additional shares reserved	13,821,501	---	$	---
Options granted	(7,921,578)	7,921,578		$0.15
Options cancelled	2,216,556	(3,091,490)		$0.62
Balances at September 30, 2009	17,780,813	84,877,584		$0.38

    The following table summarizes information concerning outstanding options as of September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	139,100	4.74		136,404	4.71
$0.07	215,000	9.95		---	8.82
$0.08	617,000	9.86		307,000	9.89
$0.16	6,927,078	9.70		146,687	4.71
$0.19	29,765	9.14		11,536	9.14
$0.20	48,027,092	9.17		15,186,645	9.18
$0.23	4,825,000	8.53		2,920,834	8.47
$0.24	102,000	8.68		58,625	8.68
$0.25	65,000	8.84		38,333	8.84
$0.27	400,000	8.08		255,556	8.08
$0.29	100,000	8.50		100,000	8.50
$0.35	4,840,000	8.34		3,844,862	8.34
$0.37	1,742,650	8.04		1,417,046	8.05
$0.42	130,000	8.28		54,167	8.28
$0.60	2,777,309	9.17		---	---
$0.80	5,277,309	8.94		1,041,667	8.68
$1.00	2,777,309	9.17		---	---
$1.20	2,777,309	9.17		---	---
$1.40	2,777,309	9.17		---	---
$3.08	40,000	7.22		26,667	7.22
$3.65	64,271	7.12		64,271	7.12
$3.78	15,000	7.64		8,750	7.64
$3.80	65,000	7.55		39,271	7.55
$5.79	147,083	7.34		106,667	7.34
	84,877,584	9.08	$239,354	25,764,988	8.82	$11,596

The weighted-average grant date fair value of the options granted during the three month periods ended September 30, 2009 and 2008 were $0.07 and $0.17, respectively.

On December 2, 2008, the Company granted (under the Non-Qualified Plan) certain employees options to purchase 14,991,620 shares of Company common stock.  These options will only vest with a change in control of the Company, as defined in the option agreement.  As the condition for vesting is not probable, the Company has not recognized any compensation expense related to these options at September 30, 2009.  At September 30, 2009, 13,886,545 of these options remain outstanding.

At September 30, 2009, there was $5,383,040 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans.  This cost is expected to be recognized over the weighted average period of 2.21 years.

The Company did not realize any tax benefits from tax deductions of stock-based payment arrangements during the nine month periods ended September 30, 2009 and 2008.

Stock-based compensation expense related to stock options granted to non-employees is recognized as earned. In accordance with ASC 505-50, the Company re-values the non-employee stock-based compensation, at each reporting date, using the Black-Scholes pricing model. As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates. The Company recorded stock-based compensation expense related to non-employees of ($6,616) and $154,419 for the nine month periods ended September 30, 2009 and 2008, respectively.

    A summary of outstanding Common Stock Warrants included those issued as non-employee compensation as of September 30, 2009 is as follows:

Securities into which warrants are convertible and reference	Shares	Exercise Price	Expiration Date
Common Stock-Non-employee compensation	300,000	$1.75	February 2013
Common Stock-Non-employee compensation	80,000	$0.20	February 2013
Common Stock-Non-employee compensation	3,133,333	$1.72	October 2011
Common Stock-Series A preferred stock units	56,522,344	$0.20	December 2013
Common Stock-Non-employee compensation	6,665,343	$0.20	December 2013
Common Stock-Non-employee compensation	50,000	$0.20	November 2013
Common Stock	600,000	$0.20	March 2014
Total	67,351,020

8.	Cash Flow Information

Cash paid during the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
Interest		$40,639		$279,000
Income taxes	$	---	$	---

Supplemental disclosure of non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
Issuance of warrants to Silicon Valley Bank		$33,794	$	---
Issuance of common stock to publisher	$	---		$102,000
Common stock issued upon conversion of convertible notes	$	---		$40,000
Initial recording of warrant liability	$	---		$213,175
Initial recording of beneficial conversion factor	$	---		$772,500
Convertible notes issued upon conversion of amounts due to a stockholder	$	---		$210,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

    This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (e.g., “will,” “may,” “could,” “should,” etc.) or similar expressions identify certain of these forward-looking statements.  These forward-statements include, without limitation: (i) management’s expectation the steps it took in September and October 2009 will improve the Company's performance; (ii) our expectation that we will experience quarter-over-quarter revenue growth in the fourth quarter of 2009; (iii) our belief that we can return to year-over-year revenue growth in the first quarter of 2010; (iv) our expectation that large sites will continue to lose traffic to smaller sites; and (v) our belief that the media buying community's interests aligh with our long-term positioning.

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

Overview

    Betawave Corporation (the “Company,” “we,” “our,” or “us”) sells online advertising for the websites in our network of sites (the “Betawave Network”). We have assembled a network of some of the leading websites in the most popular online categories: immersive casual gaming, virtual world, social play and entertainment. We specialize in helping brand marketers reach the highly attentive audiences on these sites through innovative ad formats.

Trends in Our Business

    During 2009, we increased our “reach” to 32 million unique U.S. visitors according to comScore’s September 2009 figures, representing growth of 28% for the year.  Time spent on the websites in the Betawave Network reached 58 minutes spent per visitor per month. The Betawave Network continues to perform very well against the competition in several key categories. The Betawave Network reaches more online users than any other youth media company, including Disney, Nickelodeon and Cartoon Network.  In addition to its youth audience, Betawave’s Lifestyle Channel has the highest time spent across core women demographics.  When comparing time-on-site with Lifestyle competitors, visitors on the Betawave Network ranked as the most attentive audiences with an average of 63 minutes of time spent on the site per month, over 240% higher than our primary competitor in the women’s space.  The Betawave Network also places at or near the top in total audience reach and time spent in several other key categories.

    Despite this, we still faced a challenging macroeconomic environment in which online advertising revenues declined 5.3% in the United States for the first six months of 2009 compared with the same period in 2008 (according to the Internet Advertising Bureau).  We were not immune to this trend and in the third quarter of 2009, the Company experienced its first ever year-over-year quarterly revenue decline. We believe there are several reasons for this decline. In addition to the decrease in overall ad spending, the economic crisis caused a severe compression in advertising planning cycles. This had the effect of making it more difficult to sell the types of immersive, rich custom advertising that the Company specializes in because of the longer lead times which are frequently necessary.  In addition, the majority of our revenue in the third quarter of 2008 came from retail advertisers. In 2009, the retail industry was severely affected by the recent financial crisis and as a result, in general, retailers (i) reduced their advertising budgets, in some cases, dramatically, (ii) reduced the number of media companies that they advertised with, and (iii) consolidated their media spend with companies that integrated an online and television presence (such as Disney). Finally, we believe that the change in the Company’s name from GoFish to Betawave in January 2009 may have caused some confusion in the marketplace, which led to our missing certain you-focused sales opportunities, such as “back-to-school” advertising campaigns.

    We have taken several steps in an effort to improve our performance. In September 2009, we replaced our Vice President of Sales with a new Chief Revenue Officer who we believe can effectively lead the Company’s sales efforts in the current climate and in a climate of macroeconomic growth, as well.  In addition, we have adjusted our sales positioning and messaging to better adjust to the changes we have seen in the market. Finally, we terminated several underperforming salespeople in the third quarter and we reduced overall headcount and cut expenses in October 2009. As a result of these efforts, we have noticed an improvement in some of our predictive metrics for the fourth quarter 2009. We believe that we will experience quarter-over-quarter revenue growth in the fourth quarter of 2009 and that we can return to year-over-year revenue growth in the first quarter of 2010.

    After a decrease in online advertising spending of 3% for the entire year of 2009, eMarketer believes that the online advertising downturn is coming to a close. They predict a return to growth in 2010, with total online advertising revenue reaching $34.5 billion in 2014, comprising almost 20% of total US advertising spending (up from 14% in 2009). In addition to an overall increase in online advertising spending, we believe that the advertiser’s ability to effectively reach consumers is being impacted by several trends taking place on the Internet, such as “deportalization,” which describes the trend of Internet traffic moving from large portals to smaller, niche sites. We expect that, in the next several years, the large sites will continue to lose traffic to smaller sites, such as the mid-tail sites in the Betawave Network, allowing us to provide the size and scale of portals, with the immersive experience and customization of niche sites. In addition, the media buying community has expressed interest in campaign measurement tools that go beyond impressions or click-through rates. We believe this aligns positively with our long-term positioning.

    One of the principal effects of the recent economic crisis has been to disrupt many of the long held norms and practices of the advertising industry. Although we believe that certain industry trends, such as higher spending in online advertising during the second half of the year, peaking during the fourth quarter holiday season, will continue, it is generally believed that other industry norms, such as the length of the sales cycle and certain purchasing practices are in flux. We cannot be certain where things will end up after the current upheaval.

    In general, the demand for high quality salespeople in online advertising sales is very competitive and requires paying competitive market salaries in order to obtain the results we seek to grow our business. The focus on our sales group will be a key component of our growth in 2010.

Results of Operations - Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Revenues

    Total revenues decreased to $1,725,499 for the three months ended September 30, 2009 from $2,786,139 for the three months ended September 30, 2008, representing a decrease of $1,060,640. Revenues for the three months ended September 30, 2009 consisted of advertising fees, primarily from graphical and rich-media ads. This decrease reflected lower sales from advertising that was sold across the Betawave Network. We believe this decrease was the result of a general decline in online advertising in the United States, the severe compression in advertising planning cycles caused by the economic crisis and the impact the economic crisis had on the retail industry.

    Total revenues increased to $5,396,244 for the nine months ended September 30, 2009 from $4,725,728 for the nine months ended September 30, 2008, representing an increase of $670,516. This increase reflected higher sales from advertising that was sold across the Betawave Network. Revenues for the nine months ended September 30, 2009 consisted of advertising fees, primarily from graphical and rich-media ads.

Cost of Revenues

    Cost of revenues for the three and nine months ended September 30, 2009 consisted primarily of direct payments to publishers for revenue share on advertising revenues, costs associated with hosting our websites and ad serving costs for impressions delivered in connection with advertising revenues.

    Cost of revenues increased to $2,441,052 for the three months ended September 30, 2009 from $2,058,456 for the three months ended September 30, 2008, representing an increase of $382,596. This increase consisted of $510,372 of payments made to publishers that was offset by a decrease of $45,869 for game design, $19,135 for ad serving, $3,036 for web hosting costs, $15,198 for licensing expenses and $44,538 for stock-based compensation expenses.

    For the nine months ended September 30, 2009, cost of revenues increased to $5,695,477 from $4,213,193 for the nine months ended September 30, 2008, representing an increase of $1,482,284. The increase included $1,646,877 of payments made to publishers, $29,112 for ad serving costs, $133,290 for custom media player and game design.  These increases were offset by a $126,645 reduction for web hosting, $87,997 for licensing expenses and $112,353 for stock-based compensation expenses.

Sales and Marketing

    Sales and marketing expenses for the three and nine months ended September 30, 2009 consisted primarily of advertising and other marketing related expenses, compensation-related expenses, sales commissions, and travel costs.

    Sales and marketing expenses increased to $2,033,598 for the three months ended September 30, 2009 from $1,630,472 for the three months ended September 30, 2008, representing an increase of $403,126. This increase was attributable to a $427,847 increase in personnel and other benefits related costs, including a $137,738 increase in stock-based compensation expenses and a $40,019 increase in advertising and other marketing related expenses. These increases were offset by a $12,217 decrease in professional services for public relations and related devopment research expense, a $17,817 decrease in travel expenses and a $34,706 decrease in allocation of facilities, IT and other operating expenses.

    For the nine months ended September 30, 2009, sales and marketing expenses increased to $6,243,389 from $4,726,805 for the nine months ended September 30, 2008, representing an increase of $1,516,584. This increase was attributable to a $1,222,310 increase in personnel and other benefits related costs, including a $265,223 increase in stock-based compensation expenses, a $27,130 increase in advertising and other marketing related expenses, a $79,940 increase in professional services for public relations and related development research expense, a $41,807 increase in travel expenses and a $145,397 increase in allocation of facilities, IT and other operating expenses.

    Employees in sales and marketing at September 30, 2009 and 2008 were 33 and 29, respectively.

Product Development

    Product development expenses for the three and nine months ended September 30, 2009 consisted primarily of compensation-related expenses incurred for the development of, and enhancement to, systems that enable us to drive and support revenue-generating activities across the Betawave Network.

    Product development expenses decreased to $130,241 for the three months ended September 30, 2009 from $248,100 for the three months ended September 30, 2008, representing a decrease of $117,859. This decrease was attributable primarily to a $91,822 reduction in compensation related expenses, including a $9,745 decrease in stock-based compensation expenses and a $26,037 decrease in allocation of facilities, IT and other operating expenses.

    For the nine months ended September 30, 2009, product development expense decreased to $463,586 from $588,044 for the nine months ended September 30, 2008, representing a decrease of $124,458. The decrease was attributed primarily to $45,455 reduction in compensation related expenses, including a $41,706 increase in stock-based compensation expenses, and a $79,003 decrease in allocation of facilities, IT and other operating expenses.

    Employees in product development at September 30, 2009 and 2008 were 4 and 5, respectively.

General and Administrative

    General and administrative expenses for the three and nine months ended September 30, 2009 consisted primarily of compensation-related expenses related to our executive management, finance and human resource organizations and legal, accounting, insurance and other operating expenses to the extent not otherwise allocated to other functions.

    General and administrative expenses increased to $1,419,023 for the three months ended September 30, 2009 from $1,210,582 for the three months ended September 30, 2008, representing an increase of $208,441. This increase was attributable to a $384,548 increase in compensation-related expenses, including a $363,778 increase in stock-based compensation expenses and a $11,535 increase in travel expenses.  This increase was partly offset by a $134,821 decrease in accounting, investor relations and other professional services, a $23,333 decrease in the amortization of deferred financing costs and a $29,488 decrease in unallocated facilities, IT and other operating expenses.

    For the nine months ended September 30, 2009, general and administrative expenses increased to $4,335,488 from $4,092,548 for the nine months ended September 30, 2008, representing an increase of $242,940. The increase was attributable to a $1,139,950 increase in personnel and other benefits related costs, including a $759,074 increase in stock-based compensation expenses. These increases were offset by a $433,531 decrease in accounting, investor relations and other professional services, a $274,128 decrease in the amortization of deferred financing costs, a $6,280 reduction in travel expenses and a $183,071 decrease in unallocated facilities, IT and other operating expenses.

    Employees in general and administrative at September 30, 2009 and 2008 were 11 and 7, respectively.

Other Income and Expenses

    Other income (expense) decreased to $33,054 of expense for the three months ended September 30, 2009 from $887,565 of expense for the three months ended September 30, 2008. For the nine months ended September 30, 2009, other income (expense) changed to $14,770 of income from $2,095,624 of expense for the nine months ended September 30, 2008, representing a change of $2,110,394.

    Interest income is derived primarily from short-term interest earned on operating cash balances. Miscellaneous income for the nine months ended September 30, 2009 consisted of a settlement from a claim with a third party.

    Interest expense for the three and nine months ended September 30, 2009 relates to the financing costs for the Company’s directors and officers insurance policy and the interest expense for the three and nine months ended September 30, 2008 relates to financing costs for the Company’s directors and officers insurance policy and the Company’s convertible debt, which was retired in December 2008.

Liquidity and Capital Resources

    To date, we have funded our operations primarily through private sales of securities and borrowings. As of September 30, 2009, we had $4,013,825 in cash and cash equivalents and $53,750 in restricted cash. Because we expect to continue to incur an operating loss for the full 2009 fiscal year, we will likely need to raise additional capital in the future, which may not be available on reasonable terms or at all. The raising of additional capital will likely dilute our current stockholders’ ownership interests.

    As of September 30, 2009, we had a secured revolving credit arrangement with Silicon Valley Bank available that provides advances in an aggregate principal amount of up to $4,000,000 on the terms and conditions set forth in a Loan and Security Agreement, dated as of March 27, 2009 (the “Loan and Security Agreement”). The Loan and Security Agreement consists of a $4,000,000 credit facility with a $500,000 sublimit for stand-by letters of credit, $500,000 sublimit for cash management services and a $500,000 sublimit for foreign exchange contracts. The borrowings are secured based upon a percentage of certain eligible billed and unbilled receivables. We may borrow, repay and reborrow under the line of credit facility at any time. The advances under the line of credit facility shall accrue interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%. This interest rate shall be adjusted upward at times when our liquidity ratio (as described in the Loan and Security Agreement) equals less than 2.25 to 1.00. We are required to pay a termination fee if the Loan and Security Agreement is terminated prior to March 27, 2011 (the “Maturity Date”) in an amount equal to the interest that would have accrued on an advance of an aggregate principal amount of $1 million through the Maturity Date.

    The Company’s Loan and Security Agreement is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders, use and disposition of assets, the satisfaction of a liquidity ratio test and minimum tangible net worth requirements. At September 30, 2009, the Company was in compliance with all covenants except as set forth in the Amendment. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, Silicon Valley Bank may declare that all amounts owing under the credit arrangement are due and payable and the applicable interest rate shall become 4% above the rate that would otherwise apply. The line of credit and facility expire on the Maturity Date. As of September 30, 2009, there is $1,500,000 outstanding under this revolving credit arrangement. At September 30, 2009, we did not have any funds available for borrowing under this revolving credit arrangement.

    On November 9, 2009, the Company and SVB entered into a Waiver and Third Amendment to Loan and Security Agreement (the “Waiver and Amendment”). Under the terms of the Waiver and Amendment, SVB agreed: (i) to waive an event of default existing as a result of the Company’s violation of a minimum tangible net worth covenant under the Loan and Security Agreement and (ii) that such minimum tangible net worth covenant would not apply from October 1, 2009 to November 23, 2009. In addition, the Waiver and Amendment amended the Loan and Security Agreement to, among other things: (i) add a covenant to the Loan and Security Agreement that requires the Company to maintain at least $1.5 million in unrestricted cash on deposit in the Company’s unrestricted operating, sweep and other accounts with SVB and its affiliates and (ii) reduce the borrowing base available under the Loan and Security Agreement from $4 million to the lesser of (a) the sum of 80% of eligible accounts and, at SVB’s discretion, 60% of extended eligible accounts and (b) $1.5 million.

    Net cash used in operating activities was $9,181,539 and $4,278,066 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, the cash used in operating activities was primarily due to a net loss of $8,879,259, which is net of non cash expenses of $2,447,667, and a negative change in working capital of $302,280. The non cash expense items included loss on disposal of fixed assets of $1,976, depreciation and amortization of $159,012, amortization of financing costs of $29,843 and stock-based compensation of $2,256,836. For the nine months ended September 30, 2008, the primary use of cash was due to a net loss of $7,424,575, which is net of non cash expenses of $3,565,911, and a change in working capital of $3,146,509. The non cash expense items included depreciation and amortization of $195,118, amortization of convertible note fees of $385,089, stock-based compensation of $1,339,841 and non cash interest expense of $1,645,863. As of September 30, 2009, we had $4,013,825 in cash and cash equivalents, which represented a decrease of $1,721,737 from $5,735,562 in cash and cash equivalents as of June 30, 2009.

    Net cash used in investing activities was $82,178 and $583,396 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net cash used in investing activities consisted of $53,750 deposited as security for a letter of credit and $28,428 for the purchase of property and equipment. For the nine months ended September 30, 2008, net cash used in investing activities consisted of $550,000 deposited as security for a letter of credit and the purchase of property and equipment of $33,396.

    Net cash provided by financing activities was $1,414,421and $3,798,700 for the nine months ended September 30, 2009 and 2008, respectively. The net cash provided by financing activities for the nine months ended September 30, 2009 consisted of borrowings of $1,800,000 under the revolving credit arrangement with Silicon Valley Bank, offset by the repayment of $300,000 on the bank line and the payment of $85,579 for financing costs related to the revolving credit arrangement. The net cash from financing activities for the nine months ended September 30, 2008 consisted of $610,000 of advances from a stockholder and net proceeds of $3,188,700 from the issuance of our unsecured convertible 15% original issue discount notes due June 8, 2010, which were retired in December 2008.

Critical Accounting Policies

    Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

    An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

    We recognize revenues from the display of graphical advertisements on the websites of the publishers in the Betawave Network as “impressions” are delivered up to the amount contracted for by the advertiser. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of less than one year.

    We recognize these revenues as such because the services have been provided, and the other criteria set forth under ASC 605-10: Revenue Recognition have been met: namely, the fees charged by the Company are fixed or determinable, the advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured. In accordance with ASC 605-45, Reporting Revenue Gross as Principal Versus Net as an Agent (“ASC 605-45”), Betawave reports revenues on a gross basis principally because the Company is the primary obligor to the advertisers.

Cost of Revenues and Expenses

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

    Stock-based compensation expense for performance-based options granted to non-employees is determined in accordance with FASB ASC Topic 718, Stock Compensation (“ASC 718”) and ASC 505-50, at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under U.S. GAAP to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

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

Impairment of Long-Lived Assets

    We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable. If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value. There have been no such impairments of long-lived assets through September 30, 2009.

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

Advertising and Promotion Costs

    Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $0 and $0 for the three and nine months ended September 30, 2009, respectively, and $10,000 and $129,414 for the three and nine months ended September 30, 2008, respectively.

Recent Accounting Pronouncements

    See “Recent Accounting Pronouncements” under Note 2 to the unaudited condensed consolidated financial statements included under the heading “Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

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

    As previously disclosed in our 2008 Form 10-K, in connection with our assessment of our internal control over financial reporting as of December 31, 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002, we had identified the following material weaknesses in our internal control over financial reporting:

●	Our control environment did not sufficiently promote effective internal control over financial reporting resulting in recurring material weaknesses which were not remediated.
●	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:
-	a majority of our board of directors is not independent;
-	no financial expert on our board of directors has been designated;
-	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;
-	delegation of authority has not been formally communicated;
-	an effective whistleblower program has not been established;
-	there is insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results; and
-	there is insufficient oversight of accounting principle implementation.
●	Due to an insufficient number of personnel in our accounting group there have been material audit adjustments to the annual financial statements.
●
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of director’s oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls.

●
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

    The following remediation efforts with respect to the material weaknesses noted above have been completed as of September 30, 2009: (i) the Company now formally documents the financial analysis presented to our board of directors, specifically fluctuation, variance, trend analysis and business performance reviews; (ii) our board of directors has adopted a formal delegation of authority policy, which has been communicated to the Company and implemented; and (iii) an effective whistleblower program was established.

    As previously disclosed in our 2008 Form 10-K, we have been in the process of implementing remediation efforts with respect to the other material weaknesses noted above as follows:

●
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

●
Management intends to continue to provide SEC and US GAAP training for employees and retain external consultants with appropriate SEC and US GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, policy and procedure compilation assistance, and other related advisory services.

●
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

●
We intend on undertaking a restricted access review to analyze all financial modules and the list of persons authorized to have edit access to each. We will remove or add authorized personnel as appropriate to mitigate the risks of management or other override.

●	We plan to re-assign roles and responsibilities in order to improve segregation of duties.

   We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing, and evaluation process.  While we have been in the process of remediating the above deficiencies, not all of these material weaknesses were fully remediated as of September 30, 2009.

    Based on our management’s evaluation of our disclosure controls and procedures, including the continuing unremediated material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

    The following changes in our internal control over financial reporting occured during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: (i) the Company now formally documents the financial analysis presented to our board of directors, specifically fluctuation, variance, trend analysis and business performance reviews; (ii) the Board has adopted a formal delegation of authority policy, which has been communicated to the Company and implemented; and (iii) an effective whistleblower program was established.

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

In December 2008, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the United States District Court in the Southern District of New York on behalf of itself and all other purchasers of our securities in our 2006 private placement. In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor. Sunrise claimed that we breached this representation because entities affiliated with Louis Zehil, who at the time of the private placement was a partner of our external legal counsel for the transaction, received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends. Sunrise dismissed this suit without prejudice in February 2009. We have learned that Sunrise refiled the lawsuit New York state court in August 2009. As of this date, we have not been served with the complaint, but we believe it is likely that the nature of the allegations will be similar to those contained in the December 2008 filing. In the opinion of our management, we do not reasonably expect this case to have a material adverse effect on our business and financial condition.

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

    We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $17.0 million for the year ended December 31, 2008, a net loss of approximately $16.4 million for the year ended December 31, 2007 and a net loss of approximately $11.3 million for the nine months ended September 30, 2009. As of September 30, 2009, our accumulated deficit was approximately $52.4 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the three months ended September 30, 2009 were approximately $1.7 million. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

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

    We generate almost entirely all of our revenues from advertisers on our network. For the nine months ended September 30, 2009 and the year ended December 31, 2008, revenues from our five largest advertisers accounted for 35% and 36%, respectively, of our revenues. For the nine months ended September 30, 2009 and the year ended December 31, 2008, our largest advertiser accounted for 9% and 12%, respectively, of our revenues. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenues could materially adversely affect our results of operations. In addition, our relationships with publishers participating in our network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenues and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenues.

    For the nine months ended September 30, 2009 and the year ended December 31, 2008, advertising revenues connected to our largest publisher accounted for approximately 53% and 66%, respectively, of our revenues. Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenues. We cannot assure you that any of the publishers participating in our network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenues.

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

    These factors include:

●	our ability to attract and incorporate publishers into our network;
●	the ability of the publishers in our network to attract visitors to their websites;
●	the amount and timing of costs relating to the expansion of our operations, including sales and marketing expenditures;
●	our ability to control our gross margins;
●	our ability to generate revenues through third-party advertising and our ability to be paid fees for advertising on our network; and
●	our ability to obtain cost-effective advertising throughout our network.

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

We will likely need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

    We will likely need to raise additional capital in the future, which may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. The raising of additional capital will likely dilute our current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:
●	pursuing growth opportunities, including more rapid expansion;
●	acquiring complementary businesses;
●	growing our network, including the number of publishers and advertisers in our network;
●	hiring qualified management and key employees;
●	responding to competitive pressures; and
●	maintaining compliance with applicable laws.

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

    As part of our growth strategy, we occasionally consider acquiring or making investments in companies, assets or technologies that we believe are strategic to our business. We do not have extensive experience in integrating new businesses or technologies, and if we do succeed in acquiring or investing in a company or technology, we will be exposed to a number of risks, including:

●	we may find that the acquired company or technology does not further our business strategy, that we overpaid for the acquired company or technology or that the economic conditions underlying our acquisition decision have changed;
●	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;
●	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;
●	we may encounter difficulty entering and competing in new markets or increased competition, including price competition or intellectual property litigation; and
●
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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to certain of our publishers. In these agreements, we promise to make these minimum payments to the publisher for a pre-negotiated period of time. At September 30, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $4.05 million through 2010. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

    In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. In addition, based on the evaluation and the identification of these material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

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

    In December 2008, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the United States District Court in the Southern District of New York on behalf of itself and all other purchasers of our securities in our 2006 private placement. In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor. Sunrise claimed that we breached this representation because Mr. Zehil’s entities received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends. In February 2009, the complaint was dismissed without prejudice. We have learned that Sunrise refiled the lawsuit in New York state court in August 2009. As of this date, we have not been served with the complaint, but we believe it is likely that the nature of the allegations will be similar to those contained in the December 2008 filing. In addition, one or more other stockholders could also claim that they somehow suffered a loss as a result of Mr. Zehil’s conduct and attempt to hold us responsible for their losses. If any such claims are successfully made against us and we are not adequately indemnified for those claims from available sources of indemnification, then such claims could have a material adverse effect on our financial condition. We also may incur significant costs resulting from our investigation of this matter, defending any litigation against us relating to this matter, and our cooperation with governmental authorities. We may not be adequately indemnified for such costs from available sources of indemnification.

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

    Or future revenues and success depend upon, among other things, our ability to attract and contract with high-quality publishers to participate in our network. We cannot assure you that publishers will want to participate, or continue to participate, in our network. If we are unable to successfully attract publishers to our network, it could adversely affect our ability to generate revenues and could impede our business plan. Even if we do successfully attract publishers, there can be no assurance that we will be able to incorporate these publishers into our network without substantial costs, delays or other problems.

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

    In addition, any future claims, with or without merit, could impair our business and financial condition because they could:

●	result in significant litigation costs;
●	divert the attention of management;
●	divert resources;
●	require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us or at all; or
●	require us to stop using the intellectual property that is the subject of the claim.

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

    Our future revenues and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

●	possible disruptions or other damage to the Internet or telecommunications infrastructure;
●	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;
●	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;
●	increased governmental regulation and taxation; and
●	actual or perceived lack of security or privacy protection.

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

    Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On November 13, 2009, the closing bid price of our common stock was $0.04 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

    The trading price of our common stock has been and is likely to continue to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	actual or anticipated variations in our operating results;
●	announcements of technological innovations by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel ;
●	introduction of new services by us or our competitors;
●	sales of our common stock or other securities in the open market;
●	conditions or trends in the Internet and online commerce industries; and
●	other events or factors, many of which are beyond our control.

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

    In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 410,000,000 shares of capital stock consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, of which we have designated 8,003,000 of such shares of Series A preferred stock. As of November 13, 2009, there were: (i) 29,229,284 shares of common stock outstanding; (ii) 7,065,293 shares of Series A preferred stock outstanding; (iii) 102,658,397 shares reserved for issuance upon the exercise of options granted or available for grant under our 2004 stock plan, our 2006 equity incentive plan, our 2007 non-qualified stock option plan and our 2008 stock incentive plan; and (iv) 67,351,020 shares reserved for issuance upon the exercise of outstanding warrants.

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

    During the period July 1, 2009 through September 30, 2009, we issued an aggregate of 562,500 stock options under our 2007 Non-Qualified Stock Plan to two individuals. The options have exercise prices between $0.08 and $0.20. The issuance of the options was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved in the sale of the Series A Preferred and the Related Warrants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 17, 2009, we held our 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”).  The results of the proposals voted on at the 2009 Annual Meeting were as follows:

1. Each of the following director nominees was re-elected to our board of directors to serve until his respective successor is duly elected and qualified:

Nominee	For	Withheld
John Durham	133,098,855	1,616,471
Matt Freeman	134,254,953	460,373
Michael Jung	133,098,855	1,616,471
Richard Ling	133,098,855	1,616,471
Mark Menell	133,118,855	1,596,471
James Moloshok	134,264,953	450,373
Riaz Valani	134,254,953	460,373
Tabreez Verjee	134,254,953	460,373

2. Our stockholders ratified the selection of Rowbotham & Company LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 (with 133,356,666 shares voting for, 1,188,660 shares voting against and 170,000 shares abstaining).

3. Our stockholders approved the reincorporation of the Company from the State of Nevada to the State of Delaware (including the form of the plan of conversion to accomplish such reincorporation, together with the exhibits thereto, and the transactions contemplated thereby) (with 134,529,295 shares voting for, 188,031 shares voting against and 1,000 shares abstaining).

ITEM 5.	OTHER INFORMATION.

    On November 16, 2009, we issued a press release regarding our results for the quarter ended September 30, 2009. The text of this press release is attached hereto as Exhibit 99.1. The information in this Item 5 and Exhibit 99.1 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

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

BETAWAVE CORPORATION

Date: November 16, 2009	By: /s/ Matt Freeman
Name: Matt Freeman
Title: Chief Executive Officer

Date: November 16, 2009	By: /s/ Lennox L. Vernon
Name: Lennox L. Vernon
Title: Chief Accounting Officer and Director of Operations

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference
2.1	Plan of Conversion dated as of September 18, 2009	Incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2009

3.1	Nevada Articles of Conversion filed with the Secretary of State of Nevada on September 21, 2009	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2009

3.2	Delaware Certificate of Conversion filed with the Secretary of State of Delaware on September 21, 2009	Incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2009

3.3	Delaware Certificate of Incorporation filed with the Secretary of State of Delaware on September 21, 2009	Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2009

3.4	Delaware Certificate of Designation filed with the Secretary of State of Delaware on September 22, 2009	Incorporated herein by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2009

3.5	Delaware Bylaws adopted on September 18, 2009	Incorporated herein by reference to Exhibit 3.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2009

10.1	First Amendment to Loan and Security Agreement, dated as of July 13, 2009, between Silicon Valley Bank and Betawave Corporation	Filed herewith.

10.2	Second Amendment to Loan and Security Agreement, dated as of August 14, 2009, between Silicon Valley Bank and Betawave Corporation	Filed herewith.

10.3	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a)	Filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Press release issued by Betawave Corporation on November 16, 2009	Filed herewith.