Form 10-K
period 2009-12-31
Betawave Corp.
filed 2010-03-31
CIK 1349274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.o Yes    x No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  o Yes  x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  x Yes  o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes    x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x Yes    o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  o Yes  x No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (“NASD”) on June 30, 2009, was approximately $2,354,670.  For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant.  This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 26, 2010 was 29,230,284 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Page

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	21
ITEM 2.	PROPERTIES	21
ITEM 3.	LEGAL PROCEEDINGS	22
ITEM 4.	(REMOVED AND RESERVED)	22
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	22
ITEM 6.	SELECTED FINANCIAL DATA	26
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	39
ITEM 9A.	CONTROLS AND PROCEDURES	39
ITEM 9B.	OTHER INFORMATION	41
PART III
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	53
SIGNATURES	S-1
EXHIBIT INDEX	S-2
FINANCIAL STATEMENTS	F-1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements.  This Annual Report on Form 10-K includes statements regarding our plans, goals, strategies, intentions, beliefs or current expectations.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.  These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc.  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.  Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding the following subject matters:

•	expectations and estimates about our market and the trends in our market, including, among other things, the buying power of our targeted demographics;
•	expectations about our revenues, expenses and operating results; and
•	expectations about our growth and future success.

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

Company Overview

    Betawave Corporation (the “Company,” “we,” “our,” or “us”) sells online advertising for a portfolio of websites (the “Betawave Network”). We have assembled a network of some of the leading websites in the most popular online categories: immersive casual gaming, virtual world, social play and entertainment. We specialize in helping brand marketers reach the highly attentive audiences on these sites through innovative ad formats.

Our History

    Our business was originally conducted by GoFish Technologies, Inc. (“GoFish Technologies”), which was originally incorporated in California in May 2003.  GoFish Technologies originally operated a multimedia search service, delivering targeted results for Internet searches conducted on digital media content from the entertainment and media sectors.  During the third quarter of 2005, due to the increasing popularity of user-generated video, GoFish Technologies refined its focus to aggregating original short-form and user-generated video.

   In order to obtain additional financing to continue its operations, in October 2006, GoFish Technologies completed a reverse merger and related transactions, which also resulted in the business of GoFish Technologies being acquired by a publicly-traded company.  These transactions consisted principally of three parts.  In the first part of these transactions, GoFish Technologies merged with and into GF Acquisition Corp. (“GF Acquisition Corp.”), a wholly-owned subsidiary of Betawave Corporation (formerly known as Unibio Inc. until September 14, 2006 and then as GoFish Corporation until January 20, 2009) (“Betawave Corporation”), which was originally a publicly-traded “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  In the second part of these transactions, ITD Acquisition Corp., a wholly-owned subsidiary of Betawave Corporation, merged with and into Internet Television Distribution Inc., a Delaware corporation (“ITD”) (collectively both the GoFish Technologies and the ITD mergers are referred to herein as the “mergers”).  In the third part of these transactions, Betawave Corporation split off a wholly-owned subsidiary, GF Leaseco, Inc. (“GF Leaseco”), through the sale of all of the outstanding capital stock of GF Leaseco to the former owners of Betawave Corporation.

    As a result of the mergers, Betawave Corporation acquired the business of GoFish Technologies and continued its business operations as a publicly-traded company whose common stock is quoted on the NASD’s OTC Bulletin Board.  Also, as a result of the mergers, GoFish Technologies and ITD became wholly-owned subsidiaries of Betawave Corporation. ITD has since been merged with and into Betawave Corporation and no longer exists as a separate corporate entity.

    During 2007, Betawave Corporation made a strategic decision to focus on a segment of its business where it saw an attractive market opportunity and began building a network of youth oriented websites for which it could sell advertising and deliver premium content.  As a result of its success in the youth market, the Company expanded its focus to include “moms.”  In December 2008, Betawave Corporation completed a $22.5 million preferred stock financing. In January 2009, Betawave Corporation changed its name from GoFish Corporation to Betawave Corporation. In September 2009, Betawave Corporation reincorporated from the State of Nevada to the State of Delaware. In March 2010, Betawave Corporation completed a convertible debt and warrant financing under which it has raised approximately $2.4 million and, under the terms of the financing, has 45 days to raise additional funds to bring the total financing up to $3 million.

Business Operations

    Betawave represents a portfolio of high quality websites and sells their advertising inventory. We specialize in delivering quality advertising to large audiences of highly-engaged users through innovative ad formats that go “beyond the banner.”  We offer marketers broad reach into a targeted audience in desirable editorial environments.  We combine the scale of a portal or advertising network, with the custom programs and client focus of a niche publisher.

    The Betawave Network delivers scale with a unique monthly audience of over 38 million domestically.  Publishers in the Betawave Network represent leaders in the most popular categories of websites enjoyed by Internet users today, including virtual worlds, online games, educational, informational and photo sharing sites.  We work with publishers to ensure that their brand is well positioned and their website is maximized for monetization through standard and immersive advertising experiences.

    To ensure that we consistently offer the highest level of service to publishers and advertisers, we are highly discriminate in our selection of publishers.  We ensure that the Betawave Network is comprised of quality publishers that have unique value propositions for marketers and advertisers trying to reach youth and moms.  Some of the publishers in the Betawave portfolio are:

•	Spil Games (www.girlsgames.com, agame.com, a10.com, girlsgogames.com), the world’s #1 global gaming site and one of the top 50 most visited online properties in the world;

•	Shutterfly (www.shutterfly.com) the leading site for publishing, sharing and printing memories and has an audience primarily composed of moms and families: memory makers; and

•
Juice Box Jungle (www.juiceboxjungle.com), the creator of a new type of online advertising unit, the “JuiceBox”, a widget that is prominently displayed on over 360 of the top mom blogs (including almost half the Nielsen Power 50 blogs).

    We enter into agreements with our publishers where we are responsible for selling their advertising inventory. Generally, these relationships are exclusive and allow us to decide how we sell the advertising inventory, what we sell and to whom we sell it. Our publishers are able to take advantage of several distinctive attributes of the Company that are not easily found in our competitors, including highly interactive and customized digital advertising products, creative cooperation with our publishers that allows us to tightly integrate brand messaging with online publisher environments and our commitment to editorial partnerships with our publishers to guarantee premium placement and target audience viewership.

    Our advertisers also benefit from those corporate attributes. In addition, we provide advertising effectiveness research to ascertain campaign success, beyond the click-through-rate, demonstrating the value Betawave creates as a platform for effective branding. As a result, we have secured advertising buys from strong brands, including four of the biggest spenders against kids and moms online.  Our advertisers fall into various categories, including consumer packaged goods (e.g. Kellogg’s, General Mills, Procter & Gamble), entertainment (e.g. Disney, Cartoon Network, Lionsgate), consumer electronics and software (e.g. Sony, Electronics Arts, Nintendo, Ubisoft) and retail (e.g. Lego, Hasbro, Sears).

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

•
Rich Media/Immersive Advertising – We also provide custom marketing opportunities to brands by tailoring advertising solutions to specific needs and leveraging the rich, immersive environments of publishers in the Betawave portfolio.  These include roadblocks, front page takeovers, rich media ads, video and interstitial ads, custom integration in leading virtual worlds, advergames and custom sponsorships.  These opportunities provide for the highest CPMs, which start at $10, and are developed on a custom basis with the goal of productizing the solution for future advertisers and campaigns. These custom advertisements represent the company’s specialty and a significant focus of our sales efforts to advertisers.

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

    In addition, we may monetize a percentage of remnant inventory through cost per click (“CPC”) or cost per action (“CPA”) campaigns.  In the case of CPC advertisements, advertisers will pay fees per click-throughs to their site generated from ads placed throughout the website.  CPA banners placed throughout the website generate fees only when an action occurs as a result of the click-through on an individual advertisement.  That action may be a purchase, a registration, or some other transaction.  We do not currently have, or plan to have, any CPC or CPA campaigns.  However, we may choose to include these formats in the future.

Sales and Marketing

    We sell our inventory and marketing services in the United States through a sales and marketing organization that consisted of 23 employees as of March 31, 2010.  These employees are located at our headquarters in San Francisco (California) and New York (New York) and also are based in our sales offices in Los Angeles (California) and Chicago (Illinois).  The team is focused on selling advertising space on the websites in the Betawave Network to top quality brands and their advertising agencies.

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

    Due to the economic downturn, eMarketer decreased their forecast for online ad spending in 2009 to $22.4 billion, down 4.7% from $23.4 billion in 2008. This marks the first drop in online advertising spending since 2002. eMarketer believes the economic cycle has reached bottom for the online advertising industry and projects that it will return to growth in 2010 and will increase to $31.0 billion by 2013. Online advertising spending was affected less than other areas of US Total Media AD Spending, which decreased 14.6% in 2009.

    We believe that advertisers must reach consumers online as this is where they are increasingly spend more of their time compared to other media.  eMarketer projects that Internet ad spend growth will eventually surpass all other major media. According to Outsell, a research group, spending on online advertising and marketing will overtake print in 2010 for the first time.

    Betawave breaks down its advertising opportunities into demographic categories, which is how brand advertisers tend to view their audiences. Originally, Betawave served the 6-17 year old demographic and later expanded to a second demographic of “moms” when it found a high concentration of women in the same websites that their children used.  The youth demographic tends to be on the cusp of the most recent online trends, including gaming, virtual worlds and social networking.  Kids and teens also represent an important consumer segment.  According to Packaged Facts, a consumer goods market research company, teens alone have an estimated total annual aggregate income of $80 billion, while the buying power of kids is expected to total $21.4 billion in 2010.  Combined, kids and teens influence an estimated additional $225 billion in spending by their parents.

    There are an estimated 31.5 million 6 to 17 year old Internet users per month in the U.S (source: comScore Media Metrix) and eMarketer estimates that 82% of US teens ages 12 to 17 and 43.5% of children ages 3 to 11 will used the Internet on a monthly basis in 2009. Approximately 48% of consumers between the ages of 8 and 12 spend two hours online every day, according to eMarketer, while 24% of teens between 13 and 17 spend more than 15 hours online each week. An article by AdAge suggests that the rise of social-networking sites, online video and applications for portable media devices will further drive up the hours young consumers spend with, eroding the advertising base of television.

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

    For publishers, Betawave is designed to provide scale, thus increasing mindshare among marketers, while delivering more relevant advertising at premium rates.  We offer our publishers established relationships with brand advertisers and expertise in high impact, cross-network takeovers and sponsorships and immersive experiences. Generally, the publishers in the Betawave Network would not have access to the type and quality of advertising that they receive as a result of their inclusion in the Betawave Network.

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

    Historically, the portals have been a primary vehicle for big brands to reach big audiences online.  However, the portals have largely devolved into utility environments that offer reach rather than attention and engagement. Although advertising networks were once perceived as being less effective than other online channels, MediaPost News reports that the quality of the sales organizations of such networks, in terms of their knowledge, customer service and professionalism, has been closing in on the perceived quality of major publishers, and has actually surpassed that of the major online portals.

    Betawave offers an alternative for brand advertisers who are seeking both scale and attention at competitive rates. Betawave has several attributes which we believe allow it to compete very effectively for online advertising dollars.  With over 38 million unique users in the United States, we reach more kids than any other online property (including Nick and Disney) and we are second in reach to moms, according to the comScore Lifestyles category (which excludes portals and social networks).

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

    Publishers can also partner with a third party advertising network to sell their advertising.  There are several ways to categorize advertising networks, but they can generally be divided into several categories based on how they target consumers.  The first is performance-based networks, such as Google (AdSense), Valueclick and Advertising.com, which try to use a variety of optimization tools to increase the value of a publisher’s ad inventory.  However, in general, these companies tend to deliver low CPMs, low quality advertisers with low relevance to the sites themselves.  Behavioral-targeting networks, such as Tacoda and Blue Lithium, use a consumer’s past web-surfing habits to target them with relevant ads.  Contextual networks try to match an ad's subject to that of the page on which it appears.  Video and widget networks sell-in videos and widgets.

    Finally, publishers can choose to use full-service advertising representation networks that provide a more robust solution when selling advertising.  Some companies, such as Glam and Gorilla Nation, incorporate hundreds of mostly smaller sites into their network.  Betawave, on the other hand, focuses on approximately 20 premium publishers, each one viable as a stand-alone site, and in this way offers a level of service to our publishers and advertisers that is difficult for our competitors to match.

    We believe our company is attractive to publishers in our targeted demographics because of our ability to attract relevant, high quality advertisers at higher CPMs than can otherwise be obtained, similar to a vertical network.  We also believe that we are uniquely positioned with our focus on experience and attention-based media.  Betawave is the only online media company targeted to youth and moms that offers the level of transparency and integration on partner sites.  Alloy Media + Marketing has an online vertical ad network targeting teens, college students and 18-34 year olds.  Glam Media has an online vertical ad network targeting a female audience.  Neither offers the same combination of scale, transparency, and custom advertising opportunities that websites on the Betawave Network offer.

Intellectual Property

    We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and generally control access to and distribution of our confidential and proprietary information.  We rely on the technology of third parties to assist us with several aspects of our business.  When doing so, we obtain appropriate licenses which allow us to use that technology.  We have applied for registration of the service mark “BETAWAVE” in the United States.  On March 9, 2010, the U.S. Patent and Trademark Office ("USPTO") issued us a Notice of Allowance for the mark. We intend to promplty file a Statement of Use so that the USPTO will issue a Certificate of Registration for "BETAWAVE."

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

    The Children’s Online Privacy Protection Act (“COPPA”) imposes civil and criminal penalties on persons distributing material harmful to minors (such as obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13.  We do not knowingly collect personal information from children under the age of 13.  We work with our publishers to ensure that they are compliant with both of COPPA and we currently require all new publishers to protect us from any violation of these laws on their website.

Employees

    As of December 31, 2009, we had 36 full-time employees and 1 part-time employee.  None of our employees is represented by a labor union, and we consider our employee relations to be good.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Seasonality

    Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business.  Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our business.  Further, Internet user traffic typically drops during the summer months, which reduces the amount of online advertising.  Online advertising has, in the past, peaked during the fourth quarter holiday season.  Advertising expenditures tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.  Our revenue has been, and will continue to be, affected by these fluctuations.  Our revenue has been, and will continue to be, materially affected by the recent decline in the economic prospects of our customers and the economy and our industry in general, which has had the effect of altering our current and prospective customers’ spending priorities and budget cycles and extending our sales cycle.

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

    We have a history of losses and expect to continue to incur operating and net losses for the foreseeable future. We incurred a net loss of approximately $15.5 million for the year ended December 31, 2009 and a net loss of approximately $17.0 million for the year ended December 31, 2008. As of December 31, 2009, our accumulated deficit was approximately $56.6 million. We have not achieved profitability on a quarterly or on an annual basis. We may not be able to achieve profitability. Our revenues for the year ended December 31, 2009 were approximately $7.7 million. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, then we may not be able to achieve profitability in the near future or at all, which may depress the price for our common stock.

The effects of the recent global economic crisis has impacted and may continue to impact our business, operating results, or financial condition.

    The recent global economic crisis has caused significant disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has significantly impacted levels of consumer spending. The recent deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending in general. In addition, many industry forecasts are predicting negative growth or a decrease in the rate of growth in certain channels of online advertising in 2009. These developments could negatively affect our business, operating results, or financial condition in a number of ways. Current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased services. For example, the sales cycle in our industry has recently shortened significantly. The sales cycle in our business traditionally ranged from three to nine months due to the general practice for all advertiser categories to plan at least one quarter in advance. However, as a result of the global economic crisis, advertising buys in all mediums have shortened significantly. In addition, if consumer spending continues to decrease, this may affect consumer’s behavior on the Internet and online advertising spending.

A limited number of advertisers account for a significant percentage of our revenue, and a loss of one or more of these advertisers could materially adversely affect our results of operations.

    We generate almost entirely all of our revenues from advertisers on our network. For the years ended December 31, 2009 and 2008, revenues from our five largest advertisers accounted for 30% and 36%, respectively, of our revenues. For the years ended December 31, 2009 and 2008, our largest advertiser accounted for 7% and 12%, respectively, of our revenues. Our advertisers can generally terminate their contracts with us at any time. The loss of one or more of the advertisers that represent a significant portion of our revenues could materially adversely affect our results of operations. In addition, our relationships with publishers participating in our network require us to bear the risk of non-payment of advertising fees from advertisers. Accordingly, the non-payment or late payment of amounts due to us from a significant advertiser could materially adversely affect our financial condition and results of operations.

A small number of publishers account for a substantial percentage of our revenues and our failure to develop and sustain long-term relationships with our publishers, or the reduction in traffic of a current publisher in our network, could limit our ability to generate revenues.

    For the years ended December 31, 2009 and 2008, advertising revenues connected to our largest publisher accounted for approximately 58% and 66%, respectively, of our revenues. Until the sales cycle on the newest sites in our publisher network matures, a small number of publishers will account for a substantial percentage of our revenues. We cannot assure you that any of the publishers participating in our network will continue their relationships with us. Moreover, we may lose publishers to competing publisher networks that have longer operating histories, the ability to attract higher ad rates, greater brand recognition, or the ability to generate greater financial, marketing and other resources. Furthermore, we cannot assure you that we would be able to replace a departed publisher with another publisher with comparable traffic patterns and demographics, if at all. Accordingly, our failure to develop and sustain long-term relationships with publishers or the reduction in traffic of a current publisher in our network could limit our ability to generate revenues.

We recently replaced the largest publisher in our network.

    Our advertising agreement with Miniclip, Ltd. (“Miniclip”) expired in accordance with its terms on December 31, 2009.  Although we replaced Miniclip with Spil Games, a publisher with more users and an offering which can be, in many ways, superior to advertisers, it may be difficult for us to implement this change without suffering a loss in our revenues. Miniclip was the Company’s longest tenured publisher and historically accounted for the majority of our revenue. Therefore, the loss of the site may have a materially adverse effect on our financial condition and results of operations.

Our future financial results, including our expected revenues, are unpredictable and difficult to forecast.

    Our revenues, expenses and operating results fluctuate from quarter to quarter and are unpredictable, which could increase the volatility of the price of our common stock. We expect that our operating results will continue to fluctuate in the future due to a number of factors, some of which are beyond our control. These factors include:

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

Our limited operating history in the operation of an online network of websites makes evaluation of our business difficult, and our revenues are currently insufficient to generate positive cash flows from our operations.

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

    Our audited consolidated financial statements for the fiscal year ended December 31, 2009, were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, the report of our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2009, has indicated that we have incurred net loss since our inception, have experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2009, that raise substantial doubt about our ability to continue as a going concern.

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

Our refined business model and rebranding of our business using the “Betawave” name carry a number of risks that could adversely affect our company, business prospects and operating results.

During 2009, we refined our business model to become an attention-based media company and launched a campaign to rebrand our business using the “Betawave” name, including changing the name of our company from GoFish Corporation to Betawave Corporation. If we are unable to effectively implement our refined business model and rebranding campaign, it would adversely affect our company, business prospects and operating results. Our future success will depend in significant part on our ability to forge contractual relationships with additional third-party websites (“publishers”) under which we assume responsibility for selling their inventory of available advertising opportunities, as well as syndicating video content to them. We are susceptible to the risks of operating an advertising-supported business. There is no guarantee that we will be able to enter into contracts with such publishers and, if we are unable to enter into such contractual relationships, our business and revenues will be adversely affected. In addition, as a result of our rebranding campaign, we may lose any brand recognition associated with the “GoFish” name that we previously established with advertisers, publishers in our network and other partners. We may not be able to establish, maintain or enhance brand recognition associated with the “Betawave” name that is comparable to the brand recognition that we may have previously had associated with the “GoFish” name. If we fail to establish, maintain and enhance brand recognition associated with the “Betawave” name, it could affect our ability to attract advertisers, publishers in our network and other partners, which could adversely affect our ability to generate revenues and could impede our business plan.  Furthermore, in connection with the development and implementation of our refined business model and rebranding campaign, we have spent, and continue to expect to spend, additional time and costs, including those associated with advertising and marketing efforts and building a network that includes other publishers.

Our business model is unproven and may not be viable.

    Our business model is new and unproven and reflects our belief that brand advertisers will alter their advertising strategy in light of the changes in online consumer behavior and will spend advertising dollars differently than they traditionally have – with the large Internet portals. In addition, we believe that having few quality publishers allows us to execute advertising campaigns efficiently and is beneficial to having a large number of medium and small publishers. If we are mistaken in our beliefs, it could adversely affect our ability to generate revenues.

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

    We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of March 26, 2010, a majority of our outstanding employee stock options had exercise prices in excess of our common stock price on that date.

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

Our management has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2009, which, if not sufficiently remediated, could result in material misstatements in our annual or interim financial statements in future periods and the ineffectiveness of our disclosure controls and procedures.

    In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, our management identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009. In addition, based on the evaluation and the identification of these material weaknesses in our internal control over financial reporting, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

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

    We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires the evaluation and determination of the effectiveness of a company’s internal control over its financial reporting. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control over financial reporting as of December 31, 2009. As a result, we have incurred additional costs and may suffer adverse publicity and other consequences of this determination.

We may be subject to claims relating to certain actions taken by our former external legal counsel.

    In February 2007, we learned that approximately half of the three million shares of our common stock issued as part of a private placement transaction we consummated in October 2006 to entities controlled by Louis Zehil, who at the time of the purchase was a partner of our former external legal counsel for the private placement transaction, McGuire Woods LLP, may have been improperly traded. On March 15, 2010, Mr. Zehil plead guilty to criminal charges of conspiracy and securities fraud. Mr. Zehil has admitted that he instructed a junior associate at his law firm to send legal opinion letters to the Company’s transfer agent, instructing it to not place a required restrictive legend on the certificate for these three million shares and that Mr. Zehil then caused the entities he controlled to resell certain of these shares. Mr. Zehil also admitted engaging in a similar fraudulent scheme with respect to six additional public companies represented at the relevant time by McGuire Woods LLP. Mr. Zehil’s sentencing in the matter is pending. A civil case brought by the SEC is also still pending.

    In December 2008, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the United States District Court in the Southern District of New York on behalf of itself and all other purchasers of our securities in our 2006 private placement. In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor. Sunrise claimed that we breached this representation because Mr. Zehil’s entities received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends. In February 2009, the complaint was dismissed without prejudice. In August 2009, Sunrise refiled the lawsuit in New York state court and the company was served with the complaint in January 2010 and has until April 2010 to respond.

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

    We generate almost entirely all of our revenues from advertisers on our network. Our advertisers can generally terminate their contracts with us at any time. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. We also may encounter difficulty collecting from our advertisers. We are a relatively small company and advertisers may choose to pay our bills only after paying debts owed to their larger clients.

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

We may be unable to attract and incorporate or maintain high quality publishers into our network.

    Or future revenues and success depend upon, among other things, our ability to attract and contract with high-quality publishers to participate in our network and to maintain those publishers in our network. We cannot assure you that publishers will want to participate, or continue to participate, in our network. If we are unable to successfully attract publishers to, or maintain publishers in, our network, it could adversely affect our ability to generate revenues and could impede our business plan. Even if we do successfully attract publishers, there can be no assurance that we will be able to incorporate these publishers into our network without substantial costs, delays or other problems.

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

    We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, as well as providers of technology solutions, including software developed by third party vendors, in delivering our services. In addition, we use third-party vendors to assist with product development, campaign deployment, video streaming for Betawave TV and support services for some of our products and services. These companies may not continue to provide services or software to us without disruptions in service, at the current cost or at all.

    If the products and services provided by these third-party vendors are disrupted or not properly supported, our ability to provide our products and services would be adversely impacted. In addition, any financial or other difficulties our third-party providers face may have negative effects on our business, the nature and extent of which we cannot predict. While we believe our business relationships with our key vendors are good, a material adverse impact on our business would occur if a supply or license agreement with a key vendor is materially revised, is not renewed or is terminated, or the supply of products or services were insufficient or interrupted. The costs associated with any transition to a new service provider could be substantial, require us to reengineer our computer systems and telecommunications infrastructure to accommodate a new service provider and disrupt the services we provide to our customers. This process could be both expensive and time consuming and could damage our relationships with customers.

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

    The number of people who access the Internet through devices other than personal computers, including mobile telephones, smart phones, handheld computers and video game consoles, has increased dramatically in the past few years. Most of the publishers in our network originally designed their services for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices make the use of these websites difficult and the publishers in our network developed for these devices may not be compelling to users of alternative devices. In addition, the creative advertising solutions that thrive in rich environments may be less attractive to advertisers on these devices. The use of such creative advertising is part what makes our services attractive to advertisers and is what most contributes to our margins. If we are slow to develop services and technologies that are more compatible with non-PC communications devices or if we are unable to attract and retain a substantial number of publishers that focus on alternative device users to our online services, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

    Other parties claiming infringement by the advertisements or video content on the sites in our network could sue us. We may be liable to third-parties for elements of advertising campaigns designed by us, which may violate the copyright, trademark, or other intellectual property rights of such third parties.

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

    We rely on a variety of technology that we license from third-parties. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, our ability to efficiently deliver advertisements at the best rates available might be impaired and this would adversely impact our business.

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

    In addition, several telecommunications carriers have requested that the Federal Communications Commission (the “FCC”) regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically which could result in the reduced use of the Internet as a medium for commerce and have a material adverse effect on our Internet business operations.

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

    Our common stock is currently quoted on the NASD’s OTC Bulletin Board. On March 26, 2010, the closing bid price of our common stock was $0.06 per share. Stocks such as ours which trade below $5.00 per share are generally considered “penny stocks” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

    In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 410,000,000 shares of capital stock consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, of which we have designated 7,065,293 of such shares of Series A preferred stock and 2,400,000 of such shares as Series B preferred stock. As of March 26, 2010, there were: (i) 29,230,284 shares of common stock outstanding; (ii) 7,065,293 shares of Series A preferred stock outstanding; (iii) 102,651,233 shares reserved for issuance upon the exercise of options granted or available for grant under our 2004 stock plan, our 2006 equity incentive plan, our 2007 non-qualified stock option plan and our 2008 stock incentive plan; and (iv) 91,235,379 shares reserved for issuance upon the exercise of outstanding warrants.

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

    In 2008, we completed a $22.5 million preferred stock financing pursuant to the terms of a securities purchase agreement dated December 3, 2008 that we entered into with Panorama Capital, L.P. (“Panorama”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”), Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A” and, together with Rembrandt Fund Two, “Rembrandt”) and Rustic Canyon Ventures III, L.P. (“Rustic” and, together with Panorama and Rembrandt, the “Lead Investors”). In March 2010, we sold notes and warrants to the Lead Investors for $2,388,436. As a result, the Lead Investors currently own, collectively, approximately 66% of our outstanding shares of common stock, assuming the conversion of Series A preferred stock, in addition to notes which are convertible into Series B preferred stock and warrants to purchase additional common stock of the Company. Prior to the December 2008 financing, the Lead Investors did not own any shares of our common stock.

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

    Our executive offices are located at 706 Mission Street, 10th Floor, San Francisco, California 94103, and our telephone number is (415) 738-8706.  Our executive offices in San Francisco consist of approximately 10,000 square feet, and we currently lease the facilities for $20,010 per month under a lease expiring in April 2010.  Our New York office is located at 120 Wooster Street, 5th Floor, New York, New York.  The New York office consists of approximately 5,000 square feet, and we currently lease it for $17,917 per month under a lease expiring in June 2014.  We have an office in Los Angeles at 4571 Wilshire Blvd. 3rd.  Floor, Los Angeles, California.  The office is approximately 250 square feet plus common areas, and we lease it for approximately $2,900 per month on a month-to-month basis.  We also have an office in Chicago at 221 North LaSalle Street.  The office is approximately 1,100 square feet and we currently lease the facilities for $1,700 per month under a lease expiring in December 31, 2011.

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

    In January 2010, Sunrise Equity Partners, L.P. (“Sunrise”) brought an action against us in the Supreme Court of the State of New York, County of New York, on behalf of itself and all other purchasers of our securities in our 2006 private placement.  In the complaint, Sunrise alleged, among other things, that we breached the representation in the subscription agreement for the 2006 private placement which provided that no purchaser in the private placement had an agreement or understanding on terms that differed substantially from those of any other investor.  Sunrise claimed that we breached this representation because Mr. Zehil’s entities received certificates without any restrictive legend while all other investors in the private placement received certificates with such restrictive legends.  Sunrise had originally filed this suit in United States District Court, Southern District of new York, but later dismissed this suit without prejudice in February 2009. We were served with the complaint in January 2010 and we have until April 2010 to respond to the matter. In the opinion of our management, we do not reasonably expect this case to have a material adverse effect on our business and financial condition.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter Ended	High Bid	Low Bid
March 31, 2008	$0.57	$0.23
June 30, 2008	$0.42	$0.20
September 30, 2008	$0.37	$0.18
December 31, 2008	$0.32	$0.08
March 31, 2009	$0.24	$0.10
June 30, 2009	$0.18	$0.06
September 30, 2009	$0.12	$0.05
December 31, 2009	$0.14	$0.03
March 31, 2010 (through March 26, 2010)	$0.19	$0.05

    As of December 31, 2009, there were 29,230,284 shares of our common stock issued and outstanding.

    As of December 31, 2009, there were 89 holders of record of shares of our common stock.

Dividend Policy

    We have never declared or paid dividends.  We intend to retain earnings, if any, to support the development of the business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

    As of December 31, 2009, we had the following securities authorized for issuance under (i) the 2004 stock plan, which was the stock option plan that was adopted by GoFish Technologies, Inc. prior to the merger in 2006 merger, (ii) the 2006 equity incentive plan, (iii) the 2007 non-qualified stock option plan (as hereinafter defined) and (iv) the 2008 stock incentive plan (as hereinafter defined):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,810,348	$0.16	15,414,426
Equity compensation plans not approved by security holders	70,977,096	$0.39	12,499,363
Total	74,787,444	$0.38	27,863,789

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

    In May 2006, GoFish Technologies increased the shares reserved for issuance under the 2004 stock plan from 2,000,000 to 4,588,281.  Upon completion of the merger in 2006, we decreased the shares reserved under the 2004 stock plan from 4,588,281 to 804,188 and suspended the 2004 stock plan. There are currently only 138,561 shares outstanding under the 2004 stock plan.

2006 Equity Incentive Plan

    Immediately prior to the merger in 2006, our board of directors and a majority of our stockholders approved and adopted the 2006 equity incentive plan.  Initially a total of 2,000,000 shares of our common stock was reserved for issuance under the 2006 equity incentive plan.  On October 30, 2006, in accordance with the terms of the 2006 equity incentive plan, our board of directors increased the number of shares reserved under the 2006 equity incentive plan to 4,000,000 shares, subject to approval by our stockholders within one year of such date.  In March 2008, our board of directors suspended the 2006 equity incentive plan. There are currently only 325,729 shares outstanding under the 2006 equity incentive plan stock plan.

2007 Non-Qualified Stock Option Plan

    On October 24, 2007, our board of directors approved and adopted the 2007 non-qualified stock option plan.  Initially, a total of 3,600,000 shares of our common stock was reserved for issuance under the 2007 non-qualified stock option plan.  In accordance with the terms of the 2007 non-qualified stock option plan, on October 31, 2007, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 4,000,000; on December 18, 2007, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 5,500,000 shares; on February 5, 2008, our board of directors further increased the number of shares reserved under the 2007 non-qualified stock option plan to 10,500,000; on June 4, 2008, our board of directors further increased the number of shares reserved under the 2007 non-qualified stock option plan to 16,500,000; on December 2, 2008, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 69,141,668; and on January 16, 2009, our board of directors increased the number of shares reserved under the 2007 non-qualified stock option plan to 82,963,169 shares, of which 82,962,169 remain outstanding or available for grants.  If an incentive award granted under the 2007 non-qualified stock option plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 non-qualified stock option plan.

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

2008 Stock Incentive Plan

    On March 31, 2008, in connection with the suspension of our 2006 equity incentive plan, our board of directors adopted the 2008 stock incentive plan.  As originally adopted, the 2008 stock incentive plan provided for the issuance of up to 2,400,000 shares of common stock pursuant to awards granted thereunder, up to 2,200,000 of which may be issued pursuant to incentive stock options granted thereunder.  On June 4, 2008, our board of directors adopted an amendment to the 2008 stock incentive plan to (i) decrease the maximum aggregate number of shares of common stock that may be issued pursuant to awards granted under the plan from 2,400,000 shares to 1,500,000 shares and (ii) decrease the maximum aggregate number of shares that may be issued pursuant to incentive stock options granted under the plan from 2,200,000 shares to 1,500,000 shares.  On December 2, 2008, our board of directors adopted an amendment to the 2008 stock incentive plan to increase the maximum aggregate number of shares of common stock that may be issued pursuant to awards granted under the plan from 1,500,000 shares to 19,224,774 shares.  On December 11, 2008, holders of a majority of the outstanding shares of our capital stock approved of the 2008 stock incentive plan, as amended through such date.

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

    These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Item 1 of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

Overview

    Betawave is a young and rapidly growing company that sells online advertising for a portfolio of websites.  We have assembled some of the leading immersive casual gaming, virtual world, social play and entertainment websites into a network of sites (the “Betawave Network”).  We generate revenue by selling innovative, accountable and attention-grabbing advertising campaigns on those sites to brand advertisers.

    During most of fiscal year 2008, the Company sold advertising on a network of websites focused on children ages 6-17 and their co-viewing parents.  In December 2008, the Company completed a $22.5 million preferred stock financing.  In January 2009, the Company changed its name from GoFish Corporation to Betawave Corporation and launched a rebranding campaign and changed its focus to selling advertising and providing content for websites in high attention environments.

Results of Operations

    The following discussion of the results of our operations and financial condition should be read in conjunction with our audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K beginning on page F-1.

Summary of 2009 Results

    Our total revenues were $7,682,939 for the year ended December 31, 2009, which was nearly equivalent to the prior year amount of $7,701,599.  According to comScore Media Metrix, the Betawave Network averaged 31 million unique U.S. users per month compared to just under 25 million at the end of 2008.

    Total costs of revenues and expenses for the year ended December 31, 2009 were approximately $23.2 million in 2009, increasing 3% from the prior year amount of approximately $22.5 million.  This increase was primarily due to direct payments to publishers on advertising revenues and compensation related expenses offset by $2.7 million loss on debt extinguishment that did not occur in 2009.

    Our operating loss for the year ended December 31, 2009 was approximately $15.5 million, increasing 5% from the prior year amount of approximately $14.8 million in 2008. This increase in operating loss was primarily the result of the increase in cost of revenues and expenses.

    Our net loss for the year ended December 31, 2009, was approximately $15.5 million, decreasing 9% from the prior year amount of approximately $17.0 million. This decrease in net loss was primarily the result of the loss on the extinguishment of debt and interest on the convertible debt that was retired in 2008, which was partly offset by an increase in cost of revenues, sales and marketing and general and administrative expenses in 2009.

Recent Developments

    On March 25, 2010, we entered into a Note and Warrant Purchase Agreement (the “March 2010 Purchase Agreement”) by and among the Company, Panorama Capital, L.P. (“Panorama Capital”), Rustic Canyon Ventures III, L.P. (“Rustic”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”) and Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A” and, together with Rembrandt Fund Two, Panorama Capital and Rustic, the “Lead Investors”). Pursuant to the Purchase Agreement, we may issue and sell, in one or more closings, up to $2,985,000 in aggregate principal amount of subordinated secured convertible promissory notes (“Notes”) and related warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock for an aggregate total consideration of $3,000,000 (the “Total Offering”).

    At the initial closing on March 26, 2010 (the “First Closing”), the Company sold to the Lead Investors (i) Notes in the aggregate principal amount of $2,376,494 and (ii) Warrants to purchase 23,884,359 shares of common stock. The Company received approximately $2.4 million in gross proceeds at the First Closing. At one or more subsequent closings (“Subsequent Closings” and together with the First Closing, collectively, the “Closings” and individually, a “Closing”) to be held prior to May 10, 2010, the Company may sell additional Notes in the aggregate principal amount of $608,506.21 and Warrants to purchase 6,115,641 shares of Common Stock. Only current holders of outstanding shares of the Company’s Series A preferred stock, par value $0.001 per share (“Series A Preferred”), and such additional investors as are acceptable to investors holding then outstanding Notes representing at least 66-2/3% of the then outstanding aggregate principal amount of all Notes issued under the Purchase Agreement may participate in any Subsequent Closings.

    Each Note issuable to an investor under the March 2010 Purchase Agreement has a principal amount equal to 99.5% of the total consideration paid by that investor. Each Note is convertible into shares of a new series of preferred stock, par value $0.001 per share, designated as Series B Preferred Stock (“Series B Preferred”). The initial conversion price for any Note issuable prior to the effectiveness of the Reverse Stock Split (as defined below) is $1.00 per share. The Notes are secured by a first priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement entered into between the Company and the collateral agent for the investors. Pursuant to a Subordination Agreement between Silicon Valley Bank and the collateral agent for the investors, the security interest securing the Notes is subordinate to the lien of Silicon Valley Bank under the Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of November 25, 2009, as amended. The Notes require the Company to comply with certain negative covenants relating to, among other things, the creation of liens, incurring of indebtedness, use of proceeds to pay senior debt and entering into or engaging in any business other than that carried on at the date of the First Closing. In addition, the Notes contain customary events of default. Upon the occurrence of an uncured event of default, among other things, the Lead Investors may declare that all amounts owing under the Notes are due and payable.

    The Company filed an 8-K with additional information on the March 2010 Purchase Agreement with the SEC on March 31, 2010.

Revenue

    We derive almost entirely all of our revenues from fees we receive from our advertisers.  We believe an opportunity exists to provide advertisers with a cost-effective way to deliver ads on the Betawave Network through enhanced targeting, sponsorship and integrated means that only exist through the interactive nature of the Internet media.  Factors that we believe will influence the success of our advertising programs include:

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

 The following table presents our revenues for the periods presented:

Revenues -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
Revenues	$7,682,939	$7,701,599	(0.3)%

    Our revenues decreased $18,660 in 2009 from 2008.  The slight decrease in 2009 indicates that sales from advertising that was sold across our network of owned and affiliate publisher websites were flat.  Revenues in both periods consisted of advertising fees, primarily from banner and text-based ads.  As we begin to add publisher websites into the Betawave Network, we have been able to generate a greater number of user impressions for our advertisers.  Accordingly, our flat sales corresponded with our maintaining a sales organization of about 13 employees at the end of 2009 compared to 14 at the end of 2008.

Cost of Revenues -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
Cost of Revenues	$7,284,970	$6,551,870	11%

    Cost of revenues consist primarily of direct payments to publishers on advertising revenues, costs associated with hosting our websites, ad serving costs for impressions delivered in connection with advertising revenues and production costs for Betawave TV.

    Cost of revenues increased $733,100  in 2009 from 2008.  The increase included $945,052 of payments to publishers and $118,194 for custom media player and game design. These increases were offset by a reduction of $130,670 in web hosting costs, $102,323 for licensing expenses, $85,899 for stock-based compensation related to ASC 718 and $11,254 for ad serving costs.

Sales and Marketing -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
Sales and Marketing	$8,715,930	$6,480,550	34%

    Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions, and travel costs.

    Sales and marketing expenses increased $2,235,380 in 2009 from 2008.  The increase was attributable to a $1,741,478 increase in personnel and other benefits related costs, including a $571,845 increase in stock-based compensation expenses related to ASC 718, a $148,160 increase in professional services for public relations and related development research expense, a $35,495 increase in travel expenses, a $13,478 increase in advertising and other marketing related expenses and a $296,769 increase in allocation of facilities, IT and other operating expenses.  While the number of employees were primarily responsible overall for the increases in personnel and related benefits expenses and allocated costs, we scaled back the sales and marketing organizations to show a net reduction of 7 employees by the end of 2009. Employees in sales and marketing at December 31, 2009 and 2008 were 27 and 34, respectively.

Product Development -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
Product Development	$581,057	$713,964	(19)%

    Product development expenses consist primarily of compensation related expenses incurred for the development of, and enhancement to systems that enable us to drive and support revenue generating activities across our network of websites.

    Product development expenses decreased $132,907 in 2009 from 2008.  The decrease was attributed to a decrease in compensation related expenses of $20,564 including a $66,464 increase in stock-based compensation expenses related to ASC 718, and the reduction in the allocation of approximately $112,343 of facilities, IT and other operating expenses.  The decrease in expenses reflects the scaleback of product development projects which resulted in a reduction of employees from 5 at the beginning of 2008 to 2 at the end of 2009.

    Employees in product development at December 31, 2009 and 2008 were 2 and 5, respectively.

General and Administrative -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
General and Administrative	$6,617,112	$6,024,801	10%

    General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expenses) related to our executive management, finance and human resource organizations and legal, accounting, insurance, investor relations and other operating expenses to the extent not otherwise allocated to other functions.

    General and administrative expenses increased $592,311 in 2009 from 2008.  The increase was attributable to a $1,589,990 increase in compensation related expenses, including a $1,012,257 increase in stock-based compensation expenses related to ASC 718, and a $49,308 increase in unallocated facilities, IT and other operating expenses.  These increases were offset by a $545,420 decrease in legal, accounting, D&O insurance, investor relations and other professional services, a $463,730 decrease  in the amortization of deferred financing costs related to the debt issuance costs of the June 2007 Notes and the 2008 Notes, and a $37,837 decrease in travel expenses.  The issuance of employee options was primarily responsible for the increase in stock-based compensation.

    Employees in general and administrative at December 31, 2009 and 2008 were 8 and 7, respectively.

Loss on debt extinguishment -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
Loss on debt extinguishment	$-	$2,736,832	N/A

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

Other Income and Expenses -- Comparison of the Years Ended December 31, 2009 and 2008

	Year	Year
	Ended	Ended
	December 31,	December 31,	Percent
	2009	2008	Change
Interest income	$14,910	$23,238	(36)%
Miscellaneous income	72,405	278,740	(74)%
Interest expense	(105,904)	(2,465,545)	(96)%
Total other income (expense)	$(18,589)	$(2,163,567)	(99)%

    Other expense decreased $2,144,978 in 2009 from 2008.

    Interest income is derived primarily from short-term interest earned on operating cash balances.

    Miscellaneous income in 2009 represents income from the settlement of a claim with the receivership of a company against whom we had filed a claim, while miscellaneous income in 2008 was derived from the settlement of a legal claim with a third party.

    Interest expense recorded in fiscal 2009 relates to the financing costs for the Company’s directors and officers insurance policy and line of credit with Silicon Valley Bank. Interest expenses recorded in 2008 relates to financing costs for the Company’s directors and officers insurance policy and the Company’s convertible debt, which was retired in December 2008.

Liquidity and Capital Resources

    To date, we have funded our operations primarily through private sales of securities and borrowings.  As of December 31, 2009, we had $681,847 in cash and cash equivalents.  We may need to raise additional capital in the future, which may not be available on reasonable terms or at all.  The raising of additional capital may dilute our current stockholders’ ownership interests.

    Net cash used in operating activities was $12,250,030 and $7,077,358 for the years ended December 31, 2009 and 2008, respectively.   For the year ended December 31, 2009, the cash used in operating activities was primarily due to a net loss of $10,976,112, which is net of non cash expenses of $4,558,607, and a negative change in working capital of $1,273,918. The non cash expense items included loss on disposal of fixed assets of $4,898, depreciation and amortization of $201,990, amortization of line of credit fees of $44,765, stock-based compensation of $4,288,044 and the write-off of notes receivable from stockholders of $18,910. For the year ended December 31, 2008, the cash used in operating activities was primarily due to a net loss of $8,804,358, which is net of non cash expenses of $8,165,627 and a change in working capital of $1,727,000.  The non cash expense items included loss on debt extinguishment of $2,736,832, loss on disposal of fixed assets of $1,959, depreciation and amortization of $260,028, amortization of convertible note fees of $474,618, stock-based compensation of $2,723,377, non cash interest expense of $1,866,537 and non cash cost of revenues of $102,000.

    Net cash used in investing activities was $82,178 and $41,118 for the year ended December 31, 2009 and  2008, respectively. For the year ended December 31, 2009, net cash used in investing activities consisted of funds held as restricted cash for $53,750 and the purchase of property and equipment in the amount of $28,428. For the year ended December 31, 2008, net cash used in investing activities consisted of the purchase of property and equipment in the amount of $41,118 and funds of $550,000 held as restricted cash which were equally offset by release of such funds from restricted cash.

    Net cash provided by financing activities was $1,150,934 and $17,872,763 for the year ended December 31, 2009 and 2008, respectively.  The net cash provided by financing activities for the year ended December 31, 2009 was derived from the proceeds from the exercise of employee stock options of $370, borrowings on the line of credit of $3,235,359 and payment on the line of credit of $2,084,795. The net cash provided by financing activities for the year ended December 31, 2008 was derived from the proceeds from the issuance of Series A Preferred Stock of $21,022,438 (net of issuance cost of $1,477,562), advances of $610,000 from a shareholder, proceeds from issuance of unsecured convertible original issue discount notes in the amount of $3,188,700, repayment to shareholder of $400,000, repayment of convertible notes in the amount of $6,414,187 and purchase of warrants of $134,188.

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

    We recognize these revenues as such because the services have been provided, and the other criteria set forth under FASB’s Accounting Standards Codification (“ASC”) 605-10: Revenue Recognition (“ASC 605-10”) have been met, namely, the fees charged by the Company are fixed or determinable, the advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.  In accordance with ASC 605-45, Reporting Revenue Gross as Principal Versus Net as an Agent, Betawave reports revenues on a gross basis principally because the Company is the primary obligor to the advertisers.

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

    Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”) using the modified prospective transition method.  Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

    Stock-based compensation expense for performance-based options granted to non-employees is determined in accordance with ASC Topic 505-50, Equity Based Payments for Non-Employees ("ASC 505-50"), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”).  When it is necessary under generally accepted accounting principles to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

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

    The following table presents stock-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Cost of revenue	$(1,793)	$84,106

Sales and marketing	1,272,185	700,340

Product development	84,965	18,501

General and administrative	2,932,687	1,920,430

Total stock-based compensation	$4,288,044	$2,723,377

    Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted-average) at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Risk free interest rate	2.41%	2.16%

Expected lives	6.10 Years	5.91 Years

Expected volatility	71.03%	75.84%

Dividend yields	0%	0%

    The weighted-average grant date fair value of the options granted during the years ended December 31, 2009 and 2008 were $0.06 and $0.14, respectively.

    At December 31, 2009, there was $2,020,730 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans.  This cost is expected to be recognized over the weighted average period of  1.99 years.

    Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss for the years ended December 31, 2009 and 2008.

    The following outstanding stock options, warrants and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Shares issuable upon exercise of employee and non-employee stock options	523,249	4,717,067
Shares issuable upon exercise of warrants	-	5,744,335
Shares issuable upon conversion of Series A preferred stock	7,355,648	7,355,648
Total	7,878,897	17,817,050

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

Impairment of Long-Lived Assets

    We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable.  When factors indicate that long-lived assets should be evaluated for possible impairment, we typically make various assumptions about the future prospects the asset relates to, consider market factors and use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable.  If the estimated undiscounted future cash flows exceed the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.  There have been no such impairments of long-lived assets through December 31, 2009.

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

Income Taxes

    We are subject to income taxes, federal and state, in the United States of America.  We use the asset and liability approach to account for income taxes.  This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities and operating loss and tax carryforwards.  We then record a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized.  In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income.  Through December 31, 2009, we have provided a valuation allowance of $21,256,048 against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Advertising and Promotion Costs

    Expenses related to advertising and promotions of products are charged to expense as incurred.  Advertising and promotional costs totaled $8,883 and $129,414 for the years ended December 31, 2009 and 2008.

Adopted Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” as codified by Accounting Standards Codification (“ASC”) 105. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We adopted ASC 105 in the third quarter of 2009 and include references to the ASC within our Condensed Consolidated Financial Statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Consolidated Financial Statements.

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

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” as codified by ASC 805. Under ASC 805, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period, a contingency is recognized as of the acquisition date based on the estimated amount if it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted ASC 805 on January 1, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” as codified by ASC 810-10-65-1, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65-1 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 810-10-65-1 on January 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” as codified by ASC 815-10-50, which requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10-50 is effective for fiscal years beginning after November 15, 2008. We adopted ASC 815-10-50 on January 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

    In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” as codified by ASC 320-10-50. This ASC requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 320. This ASC also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in those methods and significant assumptions from prior periods. ASC 320-10-50 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. We adopted ASC 320-10-50 on April 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

    In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” as codified by ASC 320-10-65. This ASC amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10-65, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost of the security. ASC 320-10-65 also changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 320-10-65 on April 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

    In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified by ASC 820. This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate when a transaction is not orderly. ASC 820 also requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques in interim and annual periods. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 820 on April 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

    In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified by ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 855 for our second quarter ended June 30, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements - In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009 and will be effective for Betawave beginning in the fourth quarter of 2009. We are currently evaluating the potential impact of ASU 2009-05 on our Consolidated Financial Statements.

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

    Our audited consolidated financial statements for the fiscal year ended December 31, 2009, along with the report of our independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our President and Interim Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our President and Interim Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our President and Interim Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

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

    Management has conducted, with the participation of our President and Interim Chief Executive Officer and our Chief Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

1.	Our control environment did not sufficiently promote effective internal control over financial reporting resulting in recurring material weaknesses which were not remediated during 2009.

2.	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

•	a majority of our board of directors is not independent;

•	no financial expert on our audit committee has been designated;

•	there is insufficient oversight of external audit specifically related to fees, scope of activities, and monitoring of results; and

•	there is insufficient oversight of accounting principle implementation.

3.	Due to an insufficient number of personnel in our accounting group there have been material audit adjustments to the annual financial statements.

4.
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

    Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on Internal Control – Integrated Framework issued by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

    We are in the process of implementing remediation efforts with respect to our control environment and the material weaknesses noted above as follows:

•
We plan, over the course of the next year, to evaluate the composition of our board of directors and to determine whether to add independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our board of directors become independent.  We will determine whether any of its current directors serving on our audit committee is a financial expert and, if not, will ensure that one of the new directors serving on our audit committee is a financial expert.  We will work to ensure the audit committee exercises appropriate oversight of our external auditors specifically relating to fees, scope of activities, and monitoring of results and will also work to ensure that our audit committee exercises appropriate oversight of accounting principle selection and implementation.

•
Management intends to retain external consultants with appropriate SEC and U.S. GAAP expertise to assist in financial statement review, account analysis review, review and filing of SEC reports, and other related advisory services.

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

Changes in Internal Control Over Financial Reporting

    In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008 which have been remediated by December 31, 2009:

1.	Our board of directors has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:

•	no formally documented financial analysis is presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;

•	delegation of authority has not been formally communicated; and

•	an effective whistleblower program has not been established.

2.
We have not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors oversight of quarterly and annual SEC filings; and management’s review of SEC filings, journal entries, and account analyses and reconciliations.

    As a result of these material weakness, we completed the implementation of the following measures during the third and fourth quarters ended December 31, 2009 to remediate these material weakness:

•	We now draft quarterly consolidated financial statement variance analyses of actual versus budget with relevant explanations of variances which are distributed to our board of directors;

•
We have formally documented our delegation of authority policy which specifies exactly what requires board of directors approval; other than the specific items that our board of directors must authorize, all other authority is delegated to the Chief Accounting Officer and point to the further delegation from the Chief Accounting Officer to employees;

•
We have developed, documented, and communicated our formal whistleblower program to employees; have posted the policy on our website in the governance section and in the common areas in the office; have provided a 1-800 number for reporting complaints; have retained a third-party vendor to monitor the hotline; and now provide quarterly reports of activity to our board of directors; and

•
We have developed an internal control over financial reporting evidence policy and procedures which contemplates, among other items, a listing of all key internal controls over financial reporting, assignment of responsibility to process owners within the Company, communication of such listing to all applicable personnel, and specific policies and procedures around the nature and retention of evidence of the operation of controls including management review and approval of journal entries and account analyses, and audit committee review of SEC filings.

    As a result of our enhancement of controls, management has concluded that the material weaknesses described above have been remediated as of December 31, 2009.

    Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding our directors, executive officers and key personnel.

Name	Age	Position
James Moloshok	60	Executive Chairman and Director
Tabreez Verjee	34	President, Interim Chief Executive Officer and Director
Lennox L. Vernon	63	Chief Accounting Officer
Riaz Valani	33	Director
John Durham	58	Director
Michael Jung	40	Director
Richard Ling	48	Director
Mark Menell	45	Director
Matt Freeman	40	Director

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

Board of Directors and Corporate Governance

    Our board of directors consists of eight members: Matt Freeman, James Moloshok, Tabreez Verjee, Riaz Valani, John Durham, Michael Jung, Richard Ling and Mark Menell.

Section 16(a) Beneficial Ownership Reporting Compliance

    We are not subject to Section 16(a) of the Exchange Act.

Board Committees

    The board of directors has established a compensation committee, which sets the compensation for officers of the Company, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs.  The compensation committee currently consists of Mr. Jung, Mr. Menell and Mr. Durham.  The board of directors has also established an audit committee, which oversees the Company’s accounting and financial reporting processes and the audit of the Company’s consolidated financial statements.  The audit committee currently consists of Mr. Menell and Mr. Durham.

    We have not formally designated a nominating committee.  The board has not established specific, minimum qualifications for recommended nominees or specific qualities or skills for one or more of our directors to possess. The Nominating Committee uses a subjective process for identifying and evaluating nominees for director, based on the information available to, and the subjective judgments of, the members of the board and our then current needs for the board as a whole, although the board does not believe there would be any difference in the manner in which it evaluates nominees based on whether the nominee is recommended by a shareholder.  The board considers the needs for the board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity. In fiscal 2009, the board did not recommend any new directors for election to the board.

    Our board of directors intends to appoint such persons and form such committees as may be required to meet the corporate governance requirements imposed by Sarbanes-Oxley Act of 2002.  Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC.  Additionally, our board of directors is expected to appoint a nominating committee and to adopt a charter relative to such committee.  Until further determination by our board of directors, the full board of directors will undertake the duties of the nominating committee.  We do not currently have an “audit committee financial expert”.

Board Leadership Structure and Role in Risk Oversight

    We do not have a chairperson of the board or a lead independent director, although Mr. Moloshok holds the office of Executive Chairman. In the absence of a chairperson of the board, the President presides at all board of directors’ and shareholders’ meetings. We believe this is appropriate for our company at this time because (1) of our size, (2) of the size of our board, (3) our President is responsible for our day-to-day operation and implementing our strategy, and (4) discussion of developments in our business and financial condition and results are important parts of the discussion at board meetings and it makes sense for the President to chair those discussions.

    Our Board of Directors oversees our risk management. This oversight is administered primarily though the following:

•
the Board’s review and approval of our annual business plan (prepared and presented to the board by the President and other management), including the projected opportunities and challenges facing our business each year;

•	at least quarterly review of our business developments, business plan implementation and financial results;
•
our Audit Committee’s oversight of our internal controls over financial reporting and its discussions with management and the independent accountants regarding the quality and adequacy of our internal controls and financial reporting (and related reports to the full board); and

•	our Compensation Committee’s reviews and recommendations to the board regarding our executive officer compensation and its relationship to our business plans.

    These discussions are generally led by our President, who presides at the board meetings.

Code of Ethics

    We have adopted a Code of Ethics that applies to all of our employees and officers, including our principal executive, financial and accounting officers, and our directors and employees.  We have posted the Code of Ethics on our Internet website at http://betawave.com/about/code-of-conduct.html.  We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics that, in each case, apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our Internet website.

Material Changes to Procedures to Nominate Directors

    We did not make any material changes to the procedures by which security holders may recommend nominees to our board of directors.

Stockholder Communication

    Stockholders desiring to send a communication to our board of directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at 706 Mission Street, 10 th Floor, San Francisco, California 94103.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder-director communication.” All such letters must identify the author as a stockholder and clearly state whether the intended recipients of the letter are all members of our board of directors or certain specified individual directors.  The Secretary will circulate such letters to the appropriate director or directors of Betawave.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table for Fiscal Years 2009 and 2008

    The following table summarizes all compensation recorded by us in each of the fiscal years ended December 31, 2009 and 2008 for (i) all individuals serving as our principal executive officer during fiscal year ended December 31, 2009, (ii) our two most highly compensated executive officers other than our principal executive officer, each of whom was serving as one of our executive officers at the end of the fiscal year ended December 31, 2009 and whose total compensation for the fiscal year ended December 31, 2009 exceeded $100,000 and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal year ended December 31, 2009.  Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table for Fiscal Years 2009 and 2008
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matt Freeman(2) Former Chief Executive Officer	2009	$635,640	$75,000	---	---	---	---	---	$710,640
	2008	$250,131	---	---	$3,258,678	---	---	---	$3,508,809
James Moloshok(3) Executive Chairman	2009	$217,689	---	---	---	---	---	$179,500	$397,189
	2008	$69,200	---	---	$432,023	---	---	---	$501,223
Tabreez Verjee (4) President and Interim Chief Executive Officer (Principal Executive Officer)	2009	$174,951	$55,500	---	---	---	---	---	$230,451
	2008	$105,598	---	---	$2,139,078	---	---	---	$2,244,676
Lennox L. Vernon Chief Accounting Officer	2009	$155,083	---	---	$17,265	---	---	---	$172,348
	2008	$160,000	---	---	$72,632	---	---	---	$232,632
Mark Oltarsh Chief Revenue Officer	2009	$75,303	---	---	$160,958	---	---	---	$236,288
_________________________

(1)
The amounts shown in this column represent the compensation costs of stock options for financial reporting purposes for fiscal year 2009 and 2008 under ASC 718, rather than an amount paid to or realized by the named executive officer.  The ASC 718 value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.  Compensation costs shown in column (f) reflect ratable amounts expensed for grants that were made in fiscal years 2009 and 2008.  There can be no assurance that the ASC 718 amounts will ever be realized.

(2)	As of November 30, 2009, Matt Freeman no longer serves as our Chief Executive Officer, but continues to serve as a director.

(3)
Mr. Moloshok was owed $240,000 pursuant to a consulting agreement dated December 18, 2007 and was eligible to earn up to $100,000 in performance bonuses. However, the Company had only paid $179,500 in fiscal year 2009 and $69,200 of this amount in fiscal year 2008.

(4)
Mr. Verjee was owed annual base compensation of $210,000 in 2009 pursuant to an amended and restated employment agreement dated December 3, 2008, however the Company had only paid Mr. Verjee $174,951 in fiscal year 2009. Mr. Verjee received a bonus of $55,500 in 2009 as part of his employment agreement. Mr. Verjee was owed $175,000 pursuant to an employment agreement dated February 26, 2008, however, the Company had only paid Mr. Verjee $105,598 in fiscal year 2008. Since November 30, 2009, Mr. Verjee has served as our Interim Chief Executive Officer in addition to President.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2009

    The following table sets forth the stock option and stock awards of each of our Named Executive Officers outstanding at the end of fiscal year 2009.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2009
	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)		(#)	($)
Matt Freeman	2,013,889	---		---	$0.23	11/30/2011	---	$	---	---	---
	2,013,889	---		---	$0.80	11/30/2011	---	$	---	---	---
	12,511,812	---		---	$0.20	11/30/2010	---	$	---	---	---
	---	999,441	(1)	---	$0.60	11/30/2010	---	$	---	---	---
	---	999,441	(2)	---	$0.80	11/30/2010	---	$	---	---	---
	---	999,441	(3)	---	$1.00	11/30/2010	---	$	---	---	---
	---	999,441	(4)	---	$1.20	11/30/2010	---	$	---	---	---
	---	999,441	(5)	---	$1.40	11/30/2010	---	$	---	---	---
James Moloshok	1,500,000	---		---	$0.23	12/18/2017	---	$	---	---	---
	1,628,735	1,628,736	(6)	---	$0.20	12/2/2018	---	$	---	---	---
	---	235,641	(7)	---	$0.60	12/2/2018	---	$	---	---	---
	---	235,641	(8)	---	$0.80	12/2/2018	---	$	---	---	---
	---	235,641	(9)	---	$1.00	12/2/2018	---	$	---	---	---
	---	235,641	(10)	---	$1.20	12/2/2018	---	$	---	---	---
	---	235,641	(11)	---	$1.40	12/2/2018	---	$	---	---	---
Tabreez Verjee	2,361,111	138,889	(12)	---	$0.35	2/1/2018	---	$	---	---	---
	6,046,951	6,046,952	(13)	---	$0.20	12/2/2018	---	$	---	---	---
	---	999,441	(14)	---	$0.60	12/2/2018	---	$	---	---	---
	---	999,441	(15)	---	$0.80	12/2/2018	---	$	---	---	---
	---	999,441	(16)	---	$1.00	12/2/2018	---	$	---	---	---
	---	999,441	(17)	---	$1.20	12/2/2018	---	$	---	---	---
	---	999,441	(18)	---	$1.40	12/2/2018	---	$	---	---	---
Lennox L. Vernon	54,167	20,833	(19)	---	$0.37	10/24/2017	---	$	---	---	---
	179,517	359,035	(20)	---	$0.20	12/2/2018	---	$	---	---	---
	---	35,752	(21)	---	$0.60	12/2/2018	---	$	---	---	---
	---	35,752	(22)	---	$0.80	12/2/2018	---	$	---	---	---
	---	35,752	(23)	---	$1.00	12/2/2018	---	$	---	---	---
	---	35,752	(24)	---	$1.20	12/2/2018	---	$	---	---	---
	---	35,752	(25)	---	$1.40	12/2/2018	---	$	---	---	---
	53,385	9,115	(26)	---	$0.20	9/14/2019	---	$	---	---	---
_________________________

(1)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(2)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(3)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(4)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(5)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(6)	These stock options vest monthly from January 2009 through June 2012.

(7)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(8)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(9)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(10)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(11)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(12)	These stock options vest monthly from February 2008 through February 2011.

(13)	These stock options vest monthly from January 2009 through June 2012.

(14)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(15)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(16)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(17)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(18)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(19)	These stock options vest monthly from October 2007 through October 2010.

(20)	These stock options vest monthly from January 2009 through June 2012.

(21)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(22)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(23)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(24)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(25)
These stock options vest only upon the earlier of a liquidation event or a firmly underwritten public offering of the Company's common stock at a price per share equal to or greater than $0.40 and pursuant to which all of the Company's common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants held by the investors party to the Securities Purchase Agreement will be sold.

(26)	These stock options vest monthly from October 2006 through October 2010.

Director Compensation for Fiscal Year 2009

    The compensation paid by us to the non-employee directors for fiscal year 2009 is set forth in the table below:

Director Compensation for Fiscal Year 2009
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
John Durham(2)		$29,625	$	---		$23,492	$	---	$	---	$	---		$53,117
Michael Jung	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Richard Ling	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Mark Menell	$	---	$	---	$	---	$	---	$	---	$	---	$	---
Riaz Valani(3)		$88,000	$	---		$179,800	$	---	$	---	$	---		$267,800

(1)
The amounts shown in this column represent the compensation costs of stock options for financial reporting purposes for fiscal year 2009 and 2008 under ASC 718, rather than an amount paid to or realized by the named executive officer.  The ASC 718 value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable.  Compensation costs shown in column (f) reflect ratable amounts expensed for grants that were made in fiscal years 2009 and 2008.  There can be no assurance that the ASC 718 amounts will ever be realized.

(2)	Represents compensation paid to Catalyst pursuant to a services agreement between the Company and Catalyst Strategy, Inc. (“Catalyst”), a corporation that is an affiliate of Mr. Durham

(3)	Mr. Valani earned fees and was granted stock options pursuant to a consulting agreement entered into with the Company dated February 1, 2008.

Employment Agreements with Our Named Executive Officers

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

Tabreez Verjee

    On December 3, 2008, we entered into an amended and restated employment agreement with Tabreez Verjee, which supersedes and replaces his prior employment agreement dated February 26, 2007.  Mr. Verjee’s employment agreement provides that Mr. Verjee will devote 95% of his time to the performance of his duties to us as President for a salary at the monthly rate of $17,500, less standard payroll deductions and tax withholdings.  Mr. Verjee will also be eligible to receive incentive compensation of up to $100,000 per year, contingent upon attainment of performance targets to be mutually agreed upon with the Board. Upon the termination of Mr. Freeman, in addition to serving as our President, Mr. Verjee became our Interim Chief Executive Officer.

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

Matt Freeman

    On December 3, 2008, we entered into an employment agreement with Mr. Freeman which superseded his prior employment agreement dated June 5, 2008.  His employment agreement provided for a salary at the monthly rate of $50,000, less standard payroll deductions and tax withholdings.  Mr. Freeman was eligible to receive incentive compensation of up to $150,000 per year, contingent upon attainment of performance targets to be mutually agreed upon with the Board.

    Mr. Freeman’s employment was terminated effective as of November 30, 2009. Mr. Freeman continues to serve as a director on the Company’s board. In connection with Mr. Freeman’s termination, we entered into a Separation Agreement and Mutual Release pursuant to which, among other things: (i) we agreed to pay Mr. Freeman all accrued salary and all accrued and unused vacation benefits earned through November 30, 2009, subject to standard payroll deductions, withholding taxes and other obligations; (ii) we agreed to pay Mr. Freeman his current base salary for six month, equal to $300,000, in monthly installments in the form of a salary continuation; (iii) a one-time lump sum payment of $75,000 payable prior to December 31, 2010; and (iv) the parties agreed to terminate Mr. Freeman’s existing employment agreement and to release each other from any and all claims that they may have against each other.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2010.  The table sets forth the beneficial ownership of each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock, each of our directors and executive officers, and all of our directors and executive officers as a group.  The address of each director and executive officer is c/o Betawave Corporation, 706 Mission Street, 10 th Floor, San Francisco, California 94103.

Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class of Shares Beneficially Owned(1)
Tabreez Verjee	37,746,413	(2)	61.5%
Riaz Valani	28,939,706	(3)	55.1%
James Moloshok	6,007,596	(4)	17.2%
Matt Freeman	16,539,590	(5)	36.1%
Michael Jung	101,739,671	(6)	77.7%
Richard Ling	50,869,855	(7)	63.5%
Mark Menell	76,304,753	(8)	72.3%
John Durham	468,389	(9)	1.6%
Lennox L. Vernon	376,972	(10)	1.3%
Executive Officers and Directors as Group (9 persons)	219,638,987		90.4%

(1)
Beneficial ownership percentages are calculated based on 29,230,284 shares of common stock issued and outstanding as of March 26, 2010.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares underlying options, warrants or other convertible securities held by that person that are currently exercisable (or convertible) or exercisable (or convertible) within 60 days of March 26, 2010.  The shares issuable pursuant to the exercise of those options, warrants or other convertible securities are deemed outstanding for computing the percentage ownership of the person holding those options, warrants or other convertible securities, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)
Includes (i) 9,302,820 shares underlying stock options exercisable within 60 days of March 26, 2010 held by Mr. Verjee, (ii) 5,553,744 shares of common stock, 9,264,700 shares of common stock issuable upon conversion of Series A preferred stock and 3,705,880 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010 held by Internet Television Distribution LLC, of which Mr. Verjee is a member and over which Mr. Verjee and Mr. Valani have shared voting and investment power; and (iii) 82,032 shares of common stock, 6,666,660 shares of common stock issuable upon conversion of Series A preferred stock and 2,666,664 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010 held by Technology Credit Partners LLC, of which Mr. Verjee is a member and over which Mr. Verjee and Mr. Valani have shared voting and investment power.  Excludes 9,784,375 shares underlying stock options not exercisable within 60 days of March 26, 2010 and held by Mr. Verjee.

(3)
Includes (i) 46,805 shares of common stock held by Mr. Valani, (ii) 840,000 shares underlying stock options exercisable within 60 days of March 26, 2010 held by Mr. Valani, (iii) 5,553,744 shares of common stock, 9,264,700 shares of common stock issuable upon conversion of Series A preferred stock and 3,705,880 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010 held by Internet Television Distribution LLC, of which Mr. Valani is a member and over which Mr. Valani and Mr. Verjee have shared voting and investment power; and (iv) 82,032 shares of common stock, 6,666,660 shares of common stock issuable upon conversion of Series A preferred stock and 2,666,664 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010 held by Technology Credit Partners LLC, of which Mr. Valani is a member and over which Mr. Valani and Mr. Verjee have shared voting and investment power.

(4)
Includes (i) 274,845 shares of common stock held by Mr. Moloshok, (ii) 3,332,327 shares underlying stock options exercisable within 60 days of March 26, 2010 held by Mr. Moloshok, (iii) 1,617,640 shares of common stock issuable upon conversion of Series A preferred stock held by Mr. Moloshok, and (iv) 647,056 shares issuable upon exercise of warrants exercisable within 60 days of March 26, 2010.  Excludes 2,467,619 shares underlying stock options not exercisable within 60 days of March 26, 2010 and held by Mr. Moloshok.

(5)	Includes 16,539,590 shares underlying stock options exercisable within 60 days of March 26, 2010 held by Mr. Freeman.

(6)
Includes (i) 50,000,000 shares of common stock issuable upon conversion of Series A preferred stock, (ii) 21,124,400 shares of common stock issuable upon conversion of notes issued in March 2010, and (iii) and 30,615,271 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010, all held by Panorama Capital, L.P.  Mike Jung serves as a Member of Panorama Capital Management, LLC, the general partner of Panorama Capital, L.P.  He shares voting control and dispositive power over the shares but disclaims beneficial ownership, except to the extent of his proportionate pecuniary interest therein.

(7)
Includes (i) 25,000,000 shares of common stock issuable upon conversion of Series A preferred stock, (ii) 10,562,220 shares of common stock issuable upon conversion of notes issued in March 2010, and (iii) 15,307,635 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010, all held by Rembrandt Venture Partners Fund Two, L.P. and Rembrandt Venture Partners Fund Two-A, L.P.  Richard Ling serves as a Member of Rembrandt Venture Partners Fund Two, LLC, the general partner of Rembrandt Venture Fund Two, L.P. and Rembrandt Venture Fund Two-A, L.P.  He shares voting control and dispositive power over the shares but disclaims beneficial ownership, except to the extent of his proportionate pecuniary interest therein

(8)
Includes (i) 37,500,000 shares of common stock issuable upon conversion of Series A preferred stock, (ii) 15,843,300 shares of common stock issuable upon conversion of notes issued in March 2010, and (iii) 22,961,453 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 26, 2010 all held by Rustic Canyon Ventures III, L.P.  Mark Menell serves as a Member of Rustic Canyon GP III, LLC, the general partner of Rustic Canyon Ventures III, L.P.  He shares voting control and dispositive power over the shares but disclaims beneficial ownership, except to the extent of his proportionate pecuniary interest therein.

(9)
Includes (i) 383,689 shares underlying stock options exercisable within 60 days of March 26, 2010 held by Mr. Durham and (ii) 50,000 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 26, 2010 held by Catalyst SF, of which Mr. Durham is a member and over which he has shared voting and investment power. Excludes 158,599 shares underlying stock options not exercisable within 60 days of March 26, 2010 held by Mr. Durham.

(10)
Includes 340,282 shares underlying stock options exercisable within 60 days of March 26, 2010 held by Mr. Vernon.  Excludes 477,842 shares underlying stock options not exercisable within 60 days of March 26, 2010 held by Mr. Vernon.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Panorama Capital, L.P., Rustic Canyon Ventures III, L.P., Rembrandt Venture Fund Two, L.P. and Rembrandt Venture fund Two-A, L.P.

    In connection with the closings under the note and warrant purchase agreement in March 2010, Panorama Capital, L.P. (“Panorama Capital”), which is an affiliate of Mr. Jung, Rustic Canyon Ventures III, L.P. (“Rustic”), which is an affiliate of Mr. Menell, Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”), which is an affiliate of Mr. Ling and Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A,” and together Panorama Capital, Rustic and Rembrandt Fund Two, the "Lead Investors"), which is also an affiliate of Mr. Ling, purchased notes in the aggregate principal amount of $2,376,494 and warrants to purchase 23,884,359 shares of the Company's common stock. The Lead Investors previously purchased Series A preferred stock and warrants from us in December 2008 for an aggregate purchase price of $22,500,000.

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

Transactions with James Moloshok

    In connection with the closings under the securities purchase agreement in December 2008, Mr. Moloshok exchanged (i) Subordinated Notes held by Mr. Moloshok in the aggregate principal amount of $323,529 into 80,882 shares of Series A preferred stock and related warrants to purchase 647,056 shares of our common stock, and (ii) warrants held by Mr. Moloshok to purchase 314,108 shares of common stock at an exercise price of $1.75 per share into 274,845 shares of common stock.  Mr. Moloshok previously purchased the Subordinated Notes and warrants from us in April and June 2008 for an aggregate purchase price of $275,000.

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

Director Independence and Board Committees

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

    We do not currently have a separately designated nominating committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

    Set forth below is a summary of aggregate fees billed by Rowbotham & Company LLP, our independent registered public accounting firm, for services in the fiscal period ended December 31, 2008.  In determining the independence of Rowbotham & Company LLP, the board of directors acting as the audit committee considered whether the provision of non-audit services is compatible with maintaining Rowbotham & Company LLP’s independence.

	2009	2008
Audit Fees (1)(2)	$270,659	$179,614
Audit-Related Fees	---	---
Tax Fees	23,105	32,837
All Other Fees	---	---
Total Fees	$293,764	$212,451

_________________________
(1)
The total audit fees and reimbursement of expenses billed by Rowbotham & Company LLP for fiscal year 2009 were $270,659 for the audits performed during such fiscal year, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
The total audit fees and reimbursement of expenses billed by Rowbotham & Company LLP for fiscal year 2008 were $179,614 for the audits performed during such fiscal year, the reviews of the quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

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

BETAWAVE CORPORATION

By:	/s/ Tabreez Verjee
Tabreez Verjee
President and Interim Chief Executive Officer

Date: March 31, 2010

POWER OF ATTORNEY

    Each of the undersigned officers and directors of Betawave Corporation, a Nevada corporation, does hereby make, constitute and appoint Tabreez Verjee the undersigned’s true and lawful attorney-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the year ended December 31, 2009, any and all amendments and exhibits to such Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to such Annual Report on Form 10-K or any amendments thereto, granting unto said attorneys-in-fact, and either of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tabreez Verjee	President and Director	March 31, 2010
Tabreez Verjee	(Principal Executive Officer)

/s/ Lennox L. Vernon	Chief Accounting Officer	March 31, 2010
Lennox L. Vernon	(Principal Financial and Accounting Officer)

/s/ John Durham	Director	March 31, 2010
John Durham

/s/ Michael Jung	Director	March 31, 2010
Michael Jung

/s/ Richard Ling	Director	March 31, 2010
Richard Ling

Director
Mark Menell

/s/ James Moloshok	Executive Chairman and Director	March 31, 2010
James Moloshok

/s/ Riaz Valani	Director	March 31, 2010
Riaz Valani

/s/ Matt Freeman	Director	March 31, 2010
Matt Freeman

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference
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

3.1	Articles of Incorporation of Betawave Corporation (f/k/a Unibio Inc.) filed with the Delaware Secretary of State on September 21, 2010.	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2009 (File No. 333-131651).

3.2	Bylaws of Betawave Corporation.	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2009 (File No. 333-131651).

4.1	Form of Warrant of GoFish Corporation issued in private offering completed October 27, 2006.	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

4.2	Purchase Agreement dated as of June 7, 2007 by and among GoFish Corporation and the investors identified on the signature pages thereto.	Incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.3	Registration Rights Agreement dated as of June 7, 2007, by and among GoFish Corporation and the investors signatory thereto.	Incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.4	Form of Note issued in June 2007 financing.	Incorporated by referenced to Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

4.5	Form of Warrant issued in June 2007 financing.	Incorporated by referenced to Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated June 7, 2007 filed with the Securities and Exchange Commission on June 8, 2007 (File No. 333-131651).

10.1	Form of Subscription Agreement, dated as of October 27, 2006, by and between GoFish Corporation and the investors in the private offering completed October 27, 2006.	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.2	Split Off Agreement, dated as of October 27, 2006, by and among GoFish Corporation, Dianxiang Wu, Jianhua Xue, GoFish Technologies, Inc. and GF Leaseco, Inc.	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.3	Form of Indemnity Agreement by and between GoFish Corporation and Outside Directors of GoFish Corporation.	Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.4	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.5	Form of Incentive Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.6	Form of Non-Qualified Stock Option Agreement by and between GoFish Corporation and participants under the 2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated October 27, 2006 filed with the Securities and Exchange Commission on October 31, 2006 (File No. 333-131651).

10.7	GoFish Corporation 2007 Non-Qualified Stock Option Plan (as amended through February 5, 2008)
Incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-KSB, dated March 31, 2009, filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

10.8	Advertising Representation Agreement, dated as of December 10, 2007, between MiniClip and GoFish Corporation.
Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-KSB, dated March 31, 2009, filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

10.9	Stock and Warrant Issuance Agreement, dated as of December 10, 2007, between MiniClip Limited and GoFish Corporation.
Incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-KSB, dated March 31, 2009, filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-131651).

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

BETAWAVE CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Betawave Corporation

We have audited the accompanying consolidated balance sheets of Betawave Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net loss since its inception, has experienced liquidity problems, negative cash flows from operations, and a working capital deficit at December 31, 2009, that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rowbotham & Company LLP
San Francisco, California
March 31, 2010

Betawave Corporation
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$681,847	$11,863,121
Restricted cash	53,750	-
Trade accounts receivable, net of allowance for doubtful accounts of none at December 31, 2009 and 2008	2,462,136	3,108,136
Prepaid expenses	233,566	961,829
Total current assets	3,431,299	15,933,086

Property and equipment, net	57,988	236,448
Line of credit fees, net of amortization of $44,765 and none at December 31, 2009 and 2008, respectively	74,608	-
Deposits	117,179	113,029
Total assets	$3,681,074	$16,282,563

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Line of credit	$1,150,564	$-
Accounts payable	2,454,703	4,085,886
Accrued liabilities	691,939	1,601,840
Deferred revenue	91,875	109,243
Total current liabilities	4,389,081	5,796,969

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock: $0.001 par value; 10,000,000 shares authorized; 7,065,293 shares issued and outstanding at December 31, 2009 and 2008 (liquidation value of $28,261,172 at December 31, 2009 and 2008)	7,065	7,065
Common Stock: $0.001 par value; 400,000,000 shares authorized; 29,230,284 and 29,229,284 shares issued and outstanding at December 31, 2009 and 2008, respectively	29,231	29,230
Notes receivable from stockholders	-	(18,910)
Additional paid-in capital	55,885,690	51,563,483
Accumulated deficit	(56,629,993)	(41,095,274)
Total stockholders’ equity (deficit)	(708,007)	10,485,594
Total liabilities and stockholders’ equity (deficit)	$3,681,074	$16,282,563

The accompanying notes are an integral part of these consolidated financial statements.

Betawave Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Revenues	$7,682,939	$7,701,599

Cost of revenues and expenses:
Cost of revenue	7,284,970	6,551,870
Sales and marketing	8,715,930	6,480,550
Product development	581,057	713,964
General and administrative	6,617,112	6,024,801
Loss on debt extinguishment	-	2,736,832
Total costs of revenues and expenses	23,199,069	22,508,017
Operating loss	(15,516,130)	(14,806,418)

Other income (expense):
Interest income	14,910	23,238
Miscellaneous income	72,405	278,740
Interest expense	(105,904)	(2,465,545)
Total other income (expense)	(18,589)	(2,163,567)
Net loss before provision for income taxes	(15,534,719)	(16,969,985)
Provision for income taxes	—	—
Net loss	$(15,534,719)	$(16,969,985)

Net loss per share - basic and diluted	$(0.53)	$(0.66)

Shares used to compute net loss per share - basic and diluted	29,229,500	25,707,208

The accompanying notes are an integral part of these consolidated financial statements.

Betawave Corporation Consolidated Statements of Stockholders’ Equity (Deficit) For the Years Ended December 31, 2009 and 2008

					Notes
					Receivable	Additional
	Preferred Stock		Common Stock		From	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Capital	Deficit	Total
Balances at January 1, 2008	—	$—	25,169,739	$25,171	$(18,910)	$20,727,408	$(24,125,289)	$(3,391,620)
Issuance of Common Stock in February to publisher for representation rights	—	—	300,000	300	—	101,700	—	102,000
Beneficial conversion on 2007 warrants	—	—	—	—	—	772,500	—	772,500
Conversion of 6% senior convertible note in June into common stock	—	—	25,000	25	—	39,975	—	40,000
Issuance of Series A preferred stock for cash, net of issuance costs	5,625,000	5,625	—	—	—	21,016,813	—	21,022,438
Conversion of 15% unsecured convertible original discount notes in December	1,029,406	1,029	—	—	—	4,116,595	—	4,117,624
Exchange of 15% unsecured convertible original issue discount notes warrants in December for common stock	—	—	3,498,013	3,498	—	556,401	—	559,899
Conversion of 6% senior convertible in December for preferred stock	410,887	411	—	—	—	1,643,138	—	1,643,549
Purchase of warrants associated with 6% Senior convertible notes in December	—	—	—	—	—	(134,188)	—	(134,188)
Exchange of 6% senior note warrants in December for common stock	—	—	82,032	82	—	(82)	—	—
Exchange of placement agents warrants in December for common stock	—	—	154,500	154	—	(154)	—	—
Nonemployee stock-based compensation charge	—	—	—	—	—	127,623	—	127,623
Stock-based compensation charge	—	—	—	—	—	2,595,754	—	2,595,754
Net loss	—	—	—	—	—	—	(16,969,985)	(16,969,985)
Balances at December 31, 2008	7,065,293	7,065	29,229,284	29,230	(18,910)	51,563,483	(41,095,274)	10,485,594
Issuance of warrants to Silicon Valley Bank in March	—	—	—	—	—	33,794	—	33,794
Issuance of Common Stock in October for cash upon exercise of options	—	—	1,000	1	—	369	—	370
Write-off of notes receivable from stockholders	—	—	—	—	18,910	—	—	18,910
Non-employee stock-based compensation charge	—	—	—	—	—	(263)	—	(263)
Stock-based compensation charge	—	—	—	—	—	4,288,307	—	4,288,307
Net loss	—	—	—	—	—	—	(15,534,719)	(15,534,719)
Balances at December 31, 2009	7,065,293	$7,065	29,230,284	$29,231	$-	$55,885,690	$(56,629,993)	$(708,007)

The accompanying notes are an integral part of these consolidated financial statements.

Betawave Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,534,719)	$(16,969,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment	-	2,736,832
Loss on disposal of fixed assets	4,898	1,959
Depreciation and amortization of property and equipment	201,990	260,028
Amortization of line of credit fees	44,765	-
Amortization of convertible note fees	-	474,618
Stock-based compensation	4,288,044	2,723,377
Non cash interest expense	-	1,866,813
Non cash cost of revenues	-	102,000
Write-off of notes receivable from stockholders	18,910	-
Changes in operating assets and liabilities:
Trade accounts receivable	646,000	(1,503,927)
Prepaid expenses	728,263	(458,037)
Line of credit fees	(85,579)	-
Other assets	(4,150)	4,950
Accounts payable	(1,631,184)	2,687,625
Accrued liabilities	(909,899)	887,146
Deferred revenue	(17,369)	109,243
Net cash used in operating activities	(12,250,030)	(7,077,358)

Cash flows from investing activities:
Funds held as restricted cash	(53,750)	(550,000)
Funds released from restricted cash	-	550,000
Purchase of property and equipment	(28,428)	(41,118)
Net cash used in investing activities	(82,178)	(41,118)

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock, net of issuance cost of $1,477,562	-	21,022,438
Proceeds from exercise of employee stock options	370	-
Proceeds from issuance of due to stockholder	-	610,000
Repayment of due to stockholder	-	(400,000)
Borrowings on line of credit	3,235,359	-
Payments on line of credit	(2,084,795)	-
Proceeds from issuance of unsecured convertible original issue discount notes due June 2010 and related warrants, net of fees of $101,300	-	3,188,700
Repayment of convertible promissory notes	-	(6,414,187)
Purchase of warrants	-	(134,188)
Net cash provided by financing activities	1,150,934	17,872,763
Net increase (decrease) in cash and cash equivalents	(11,181,274)	10,754,287
Cash and cash equivalents at beginning of the year	11,863,121	1,108,834
Cash and cash equivalents at the end of the year	$681,847	$11,863,121

The accompanying notes are an integral part of these consolidated financial statements.

Betawave Corporation
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
1.	The Company

General - Betawave Corporation (the “Company,”  “we,”  “our,” or “us”) sells online advertising for the websites in our network of sites (the “Betawave Network”). We have assembled a network of some of the leading websites in the most popular online categories: immersive casual gaming, virtual world, social play and entertainment. We specialize in helping brand marketers reach highly attentive audiences on these sites through innovative ad formats.

The Company was incorporated in the state of Nevada on February 2, 2005 as Unibio Inc.  On September 14, 2006, Company changed its name to GoFish Corporation.  In January 2009, the Company changed its name from GoFish Corporation to Betawave Corporation and launched a rebranding campaign focused on attention-based digital media. On September 21, 2009, we reincorporated from the State of Nevada to the State of Delaware.

Management’s Plan - The Company has incurred operating losses and negative cash flows since inception.  Management expects that the Company’s revenues will increase from current levels as a result of increased sales of advertising on the Betawave Network.  The Company also expects to incur additional expenses for the development and expansion of the Betawave Network and the continuing integration of its businesses.  In addition, the Company anticipates gains in operating efficiencies as a result of the increase to its sales and marketing organization.  However, the Company expects that operating losses and negative cash flows will continue for the foreseeable future but anticipates that losses will decrease from current levels to the extent that the Company continues to grow and develop.  These Company’s expectations are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such expectations, including those identified under the heading “Risks Factors” in Part II, Item 1A of this Annual Report on Form10-K and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). While the Company believes that it will be able to expand operations and gain market share, there can be no assurance that such progress will be possible. For example, in the event that the Company requires additional financing, such financing may not be available on terms that  are favorable or at all.  Failure to generate sufficient cash flows from operations or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments -   The carrying amounts of accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, and deferred revenue, approximate fair value due to the short-term maturities of these instruments. Based on the borrowing rates available to the Company for debt with similar terms, the carrying value of the line of credit approximates fair value.

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

The Company places its cash and cash equivalents in commercial banks.  The Company’s cash and cash equivalents at commercial banks usually exceeds the federally insured limits.

Accounts Receivable  - The Company generally requires no collateral from its customers.  An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts.  Account balances will be written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has recorded an allowance against its receivables of none at December 31, 2009 and 2008.

Accounts Receivable Concentrations - At December 31, 2009, three customers accounted for 14%, 12% and 12%, respectively, of accounts receivable.  At December 31, 2008, three customers accounted for 26%, 13% and 7%, respectively, of accounts receivable.

Revenue Concentrations - The Company’s revenue is generated mainly from advertisers who purchase inventory in the form of graphical, text-based or video ads on the Company’s Network of websites.  These advertisers’ respective agencies facilitate the purchase of inventory on behalf of their advertisers.  For the year ended December 31, 2009, four customers accounted for 17%, 9%, 7% and 6%, respectively, of total revenues.  For the year ended December 31, 2008, four customers accounted for 22%, 9%, 8% and 5%, respectively, of total revenues.

Line of Credit Fees - Line of credit fees are being amortized on a straight-line method over the term of the line of credit. Amortization expense was $44,765 for the year ended December 31, 2009.

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

Impairment of Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable.  When factors indicate that long-lived assets should be evaluated for possible impairment, the Company typically makes various assumptions about the future prospects the asset relates to, considers market factors and uses an estimate of the related undiscounted future cash flows over the remaining life of the long-lived assets in measuring whether they are recoverable.  If the estimated undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded as the excess of the asset’s carrying value over its fair value.  There have been no such impairments of long-lived assets through December 31, 2009 and 2008.

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

Revenue Recognition - Revenues are recognized from the display of graphical advertisements on the websites of the publishers in the Company Network as “impressions” are delivered up to the amount contracted for by the advertiser.  An “impression” is delivered when an advertisement appears in pages viewed by users.  Arrangements for these services generally have terms of less than one year.  These revenues are recognized as such because the services have been provided, and the other criteria set forth under FASB’s Accounting Standards Codification (“ASC”) 605-10: Revenue Recognition (“ASC 605-10”) have been met, namely, the fees charged by the Company are fixed or determinable, the advertisers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.  In accordance with ASC 605-45, Reporting Revenue Gross as Principal Versus Net as an Agent, Betawave reports revenues on a gross basis principally because the Company is the primary obligor to the advertisers.

Expense Recognition - Expenses are charged to expense as incurred.

Advertising and Promotion Costs - Expenses related to advertising and promotions of products are charged to expense as incurred. Advertising and promotional costs totaled $8,883 and $129,414 for the years ended December 31, 2009 and 2008, respectively.

Research and Development - Research and development costs are charged to operating expenses as incurred.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Stock Compensation (“ASC 718”) using the modified prospective transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2009 and 2008 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123,  Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all stock-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

Stock-based compensation expense for performance-based options granted to non-employees is determined in accordance with ASC Topic 505-50, Equity-based payments to non-employees (“ASC 505-50”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”).  When it is necessary under generally accepted accounting principles to recognize the cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

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

Included in cost of revenues and expenses is $4,288,044 and $2,723,377 of stock-based compensation for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, this amount includes $(2,196) of stock-based compensation related to non-employees, $4,288,307 related to employees and $1,933 related to warrants. At December 31, 2008, this amount includes $36,820 of stock-based compensation related to non-employees, $2,595,755 related to employees, $66,000 related to restricted stock, and $24,802  related to the warrants.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term, and the expected annual dividend yield.  The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the stock options granted during the years ended December 31, 2009 and 2008.

Loss Per Share  - Basic net loss per share to common stockholders is calculated based on the weighted-average number of shares of common stock outstanding during the period excluding those shares that are subject to repurchase by the Company. Diluted net loss per share attributable to common shareholders would give effect to the dilutive effect of potential common stock consisting of stock options, warrants and preferred stock. Dilutive securities have been excluded from the diluted net loss per share computations as they have an antidilutive effect due to the Company’s net loss for the years ended December 31, 2009 and 2008.

The following outstanding stock options, warrants and preferred stock (on an as-converted into common stock basis) were excluded from the computation of diluted net loss per share attributable to holders of common stock as they had an antidilutive effect as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Shares issuable upon exercise of employee and non-employee stock options	523,249	4,717,067
Shares issuable upon exercise of warrants	-	5,744,335
Shares issuable upon conversion of Series A preferred stock	7,355,648	7,355,648
Total	7,878,897	17,817,050

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

Adopted Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” as codified by Accounting Standards Codification (“ASC”) 105. This standard establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We adopted ASC 105 in the third quarter of 2009 and include references to the ASC within our Consolidated Financial Statements. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” as amended by FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” as codified by ASC 805. Under ASC 805, an entity is generally required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period, a contingency is recognized as of the acquisition date based on the estimated amount if it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact the provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. We adopted ASC 805 on January 1, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” as codified by ASC 810-10-65-1, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65-1 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008. We adopted ASC 810-10-65-1 on January 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” as codified by ASC 815-10-50, which requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10-50 is effective for fiscal years beginning after November 15, 2008. We adopted ASC 815-10-50 on January 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” as codified by ASC 320-10-50. This ASC requires interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 320. This ASC also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in those methods and significant assumptions from prior periods. ASC 320-10-50 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. We adopted ASC 320-10-50 on April 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” as codified by ASC 320-10-65. This ASC amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10-65, for impaired debt securities, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost of the security. ASC 320-10-65 also changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 320-10-65 on April 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” as codified by ASC 820. This ASC provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate when a transaction is not orderly. ASC 820 also requires disclosure of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques in interim and annual periods. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 820 on April 1, 2009. The adoption did not have an impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” as codified by ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted ASC 855 for our second quarter ended June 30, 2009. The adoption did not have a significant impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements - In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009 and will be effective for Betawave beginning in the fourth quarter of 2009. We are currently evaluating the potential impact of ASU 2009-05 on our Consolidated Financial Statements.

3.	Fair Value

ASC 820-10-30 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with ASC 820-10-30, these two types of inputs have created the following fair value hierarchy:

·	Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
·
 Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

·	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2		Level 3		Total
Cash and cash equivalents	$681,847	$	---	$	---	$681,847
Restricted cash	53,750		---		---	53,750
Total assets	$735,597	$	---	$	---	$735,597

4.	Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Computer equipment and software	$672,681	$652,877
Leasehold improvements	145,794	145,794
Furniture and fixtures	7,737	7,737
Total property and equipment	826,212	806,408
Less accumulated depreciation and amortization	(768,224)	(569,960)
Property and equipment, net	$57,988	$236,448

Depreciation and amortization expense totaled $201,990 and $260,028 for the years ended December 31, 2009 and 2008, respectively.

5.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Accrued vendor obligations	$122,879	$687,928
Accrued compensation	482,103	777,290
Accrued city and county taxes	34,362	41,836
Accrued interest expenses	6,140	-
Other	46,455	94,786
Total accrued liabilities	$691,939	$1,601,840

6.             Credit Facility

On March 27, 2009, the Company entered into a Loan and Security Agreement (as amended, the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) which provided for a secured revolving credit arrangement to provide advances in an aggregate principal amount of up to $4,000,000 on the terms and conditions set forth in the Loan and Security Agreement. The borrowings were secured based upon a percentage of certain eligible billed and unbilled receivables. The Company was eligible to borrow, repay and reborrow under the line of credit facility at any time. The advances under the line of credit facility accrued interest at a per annum rate equal to 3.0% above the greater of (i) Silicon Valley Bank’s announced prime rate or (ii) 7.0%.

On November 25, 2009, the Company and SVB entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) which amends and restates the Loan and Security Agreement. The A&R Loan Agreement amended and restated the Loan and Security Agreement to, among other things: (i) modify the interest rate on the financed receivable to be based on the gross amount (rather than the financed amount) of the financed receivables and other related fees described below, (ii) accelerate the maturity date from March 27, 2011 to January 31, 2010 (the “Maturity Date”), (iii) increase the default rate from 4% to 5% and (v) remove the financial covenants in the Original Loan Agreement. The available revolving credit line remains set at $1.5 million. The Maturity Date was subsequently extended to March 31, 2010.

The borrowings under the A&R Loan Agreement remain secured and based upon a percentage of certain eligible billed accounts receivables of the Company, and unbilled accounts receivables are no longer included in the borrowing base. Under the A&R Loan Agreement, the Company may borrow, repay and reborrow under the line of credit facility at any time subject to certain terms and conditions, but the advances are subject to a lockbox arrangement and are paid when payment is received on such financed receivable. Advances under the line of credit facility shall continue to accrue interest at a per annum rate equal to the greater of (i) 3.0% above Silicon Valley Bank’s announced prime rate or (ii) 7.0% which interest shall be charged to the Company based on the gross amount of the financed receivables. The A&R Loan Agreement also requires that the Company pay certain additional monthly fees including a collateral handling fee equal to 0.50% of the gross amount of the financed receivables. Under the A&R Loan Agreement, the minimum monthly finance charge (including interest and fees) to be paid by the Company is $5,500. The obligations under the A&R Loan Agreement remain collateralized by substantially all of the Company’s assets. The A&R Loan Agreement retains the affirmative and negative covenants principally relating to liens, indebtedness, investments, distributions to shareholders and the use and disposition of assets. Certain covenants were amended pursuant to the A&R Loan Agreement and the financial covenants set forth in the Original Loan Agreement were removed. In addition, the A&R Loan Agreement contains customary events of default. As of December 31, 2009, there is $1,150,564 outstanding under this revolving credit arrangement. At December 31, 2009, we did not have any additional funds available for borrowing. Interest expense totaled $102,662 for the year ended December 31, 2009.

7.	Convertible Notes

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

The June 2007 Warrants issued to the investors in the June 2007 Private Placement were exercisable for a period of five years commencing one year after the date of issuance at an exercise price of $1.75 per share.  Utilizing the Black-Scholes valuation model and the following assumptions: estimated volatility of 85%, a contractual life of six years, a zero dividend rate, 5.12% risk free interest rate, and the fair value of common stock of $1.72 per share at date of grant, the Company determined the allocated fair value of the warrant to be $4,924,202.  The Company has recorded this amount as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes.  The amortization is being recorded as interest expense and totaled $1,559,331 for the year ended December 2008.

On November 28, 2007, one of the original holders of the June 2007 Notes sold its right, title and interest in its June 2007 Note to a third party at a $42,500 discount.  The Company paid the original holder $42,500 and treated it as a debt discount and is amortizing the debt discount over the term of the June 2007 Notes.  The amortization is being recorded as interest expense and totaled $15,612 for the year ended December 31, 2008.

As part of the June 2007 Private Placement, the Company paid placement agent fees equal to 7% of the gross proceeds raised in the June 2007 Private Placement, $721,000, and associated expenses of $367,909 for a total of $1,088,909.  In addition, as part of the June 2007 Private Placement, the Company issued placement agent warrants to purchase an aggregate of 309,000 shares of the Company’s common stock (the “June 2007 Placement Agent Warrants”).  A portion of the June 2007 Placement Agent Warrants that were exercisable for 193,125 of the Company’s  common stock were exercisable for a period of five years commencing one year after issuance at an exercise price of $1.60 per share.  Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed  fair value of the Company’s common stock of $1.72 per share on the  date of issuance, the Company determined the allocated fair value of this portion of the June 2007 Placement Agent Warrants that are exercisable for 193,125 shares of the Company’s common stock to be $235,722.  The remaining portion of the June 2007 Placement Agent Warrants that are exercisable for 115,875 the Company’s common stock are exercisable for a period of five years commencing one year after issuance at an exercise price of $1.75 per share.  Utilizing the Black-Scholes option-pricing model and an assumed estimated volatility of 85%, an assumed contractual life of five years, an assumed zero dividend rate, an assumed 5.12% risk free interest rate, and an assumed fair value of the Company’s common stock of $1.72 per share on the date of issuance, the Company determined the allocated fair value of this remaining portion of the June 2007 Placement Agent Warrants that were exercisable for 115,875 shares of the Company’s common stock to be $138,569.  The total convertible note fees were $1,564,500.  These fees are being amortized to expense over the term of the June 2007 Notes and amounted to $447,618 for the year ended December 31, 2008.

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

The beneficial conversion feature amounted to $772,500 and is recorded as a debt discount and is amortizing over the term of the June 2007 Notes.  The amortization is being recorded as interest expense and totaled $236,900 for the year ended December 31, 2008.

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

The 2008 Warrants provided for a contingent cash settlement feature, as such, the initial allocated fair value and subsequent re-measurements were classified as Warrant Liability in the Company’s consolidated financial statements.  See Note 12.

Interest expense, including amortization of debt discount, totaled $2,465,545 for the year ended December 31, 2008.  In December 2008, the Company issued 7,065,293 in Series A Convertible Preferred Stock.  Of the total shares issued, 5,625,000 shares were issued for net cash proceeds of $21,022,438 with the remaining shares issued in satisfaction of certain convertible notes and related detachable warrants.  The Company utilized proceeds of $6,548,375 from the issuance of the preferred stock to repay the remaining convertible notes and reacquire related detachable warrants.  At December 31, 2008, all convertible notes have been fully paid.  See Note 13.

8.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases with expiration dates through 2015.  The future minimum rental payments under these leases at December 31, 2009 are as follows:

Future Minimum
Year Ending December 31:	Lease Payments
2010	$415,294
2011	320,663
2012	238,156
2013	248,514
2014	254,105
2015	85,328
$1,562,060

Rent expense totaled $555,556 and $363,122 for the years ended December 31, 2009 and 2008, respectively.

9.	Stockholders’ Equity

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

Utilizing the Black-Scholes option-pricing model and the following assumptions: estimated volatility of 78.12%, a contractual life of five years, a zero dividend rate, 1.93% risk free interest rate, and the fair value of common stock on the grant dates of $.20 on December 3, 2008 and $.16 on December 12, 2008, the Company determined the fair value of the warrants to be $5,568,761.  The Company has determined that the warrants meet the requirements for equity classification contained within EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock .  As such, the fair value of the warrants has been recorded in additional paid-in capital and will not be revalued on each reporting date.

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

10.	Stock Options and Warrants

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

In 2006, the Company’s Board of Directors adopted a 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan authorized the Board of Directors to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants for up to 2,000,000 shares of common stock. In October 2006, the Board of Directors increased the shares available under the 2006 Plan to 4,000,000 shares. Options vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after date of grant. In March 2008, the Board of Directors froze the 2006 Plan resulting in no additional options being available for grant under the 2006 Plan.

On October 24, 2007, the Company’s Board of Directors approved the 2007 Non-Qualified Stock Option Plan (as amended, the “Non-Qualified Plan”). The purposes of the Non-Qualified Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The Non-Qualified Plan initially provided for a maximum aggregate of 3,600,000 shares of our common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Plan. On November 1, 2007, the Board adopted an amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 3,600,000 shares to 4,000,000 shares.  On December 18, 2007, the Board adopted a further amendment to the Non-Qualified Plan to increase the total number of shares of our common stock that may be issued pursuant to the Non-Qualified Plan from 4,000,000 shares to 5,500,000 shares. On February 5, 2008, the Board adopted an additional amendment to the Non-Qualified Plan to increase the total plan shares that may be issued from 5,500,000 shares to 10,500,000 shares. On June 4, 2008, the  Board further increased the number of shares reserved under the Non-Qualified Plan to 16,500,000.  On December 2, 2008 the Board increased the number of shares reserved under the Non-Qualified Plan to 69,141,668.  On January 16, 2009, the Board increased the number of shares reserved under the Non-Qualified Plan to 82,963,169.  The Board (or any committee composed of members of the Board appointed by it to administer the Non-Qualified Plan), has the authority to administer and interpret the Non-Qualified Plan. The administrator has the authority to, among other things, (i) select the employees, consultants and directors to whom options may be granted, (ii) grant options, (iii) determine the number of shares underlying option grants, (iv) approve forms of option agreements for use under the Non-Qualified Plan, (v) determine the terms and conditions of the options and (vi) subject to certain exceptions, amend the terms of any outstanding option granted under the Non-Qualified Plan.  The Non-Qualified Plan authorizes grants of nonqualified stock options to eligible employees, directors and consultants. The exercise price for an Option shall be determined by the administrator. The term of each option under the Non-Qualified Plan shall be no more than ten years from the date of grant.  The Non-Qualified Plan became effective upon its adoption by the Board and will continue in effect for a term of ten years, unless sooner terminated. The  Board may at any time amend, suspend or terminate the Non-Qualified Plan.  The Non-Qualified Plan also contains provisions governing: (i) the treatment of options under the Non-Qualified Plan upon the occurrence of certain corporate transactions (including merger, consolidation, sale of all or substantially all the assets of our company, or complete liquidation or dissolution of our company) and changes in control of our company, (ii) transferability of options and (iii) tax withholding upon the exercise or vesting of an option.

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

A summary of stock option transactions is as follows:

	Options available for grant	Number of options	Weighted Average Exercise price
Balances at January 1, 2008	3,021,584	7,194,770	$0.91
Additional shares reserved	82,866,442	—	—
Shares frozen under the 2004 and 2006 Plans	(3,370,966)	—	—
Options granted	(75,606,727)	75,606,727	$0.39
Options cancelled	2,754,001	(2,754,001)	$1.30
Balances at December 31, 2008	9,664,334	80,047,496	$0.41
Additional shares reserved	13,821,501	---	---
Options granted	(11,715,332)	11,715,332	$0.15
Options exercised	—	(1,000)	$0.37
Options cancelled	16,093,286	(16,974,384)	$0.34
Balances at December 31, 2009	27,863,789	74,787,444	$0.38

    The following table summarizes information concerning outstanding options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
$0.06	343,561	7.70		138,561	4.48
$0.07	125,000	9.69		—	—
$0.08	617,000	9.61		312,000	9.63
$0.16	8,563,957	9.42		444,396	9.58
$0.19	12,057	8.89		12,057	8.89
$0.20	38,543,567	8.92		27,024,616	8.92
$0.23	4,280,556	8.26		4,280,556	8.26
$0.24	73,666	8.42		61,667	8.42
$0.25	65,000	8.58		40,833	8.58
$0.27	400,000	7.83		288,889	7.83
$0.29	100,000	8.24		100,000	8.24
$0.35	4,746,250	8.08		4,430,486	8.08
$0.37	1,738,872	7.79		1,525,770	7.80
$0.42	130,000	8.02		62,292	8.02
$0.60	2,541,668	8.92		—	—
$0.80	4,555,557	8.70		2,013,889	8.43
$1.00	2,541,668	8.92		—	—
$1.20	2,541,668	8.92		—	—
$1.40	2,541,668	8.92		—	—
$3.08	40,000	6.96		29,167	6.96
$3.65	64,271	6.87		64,271	6.87
$3.78	15,000	7.38		9,688	7.38
$3.80	59,375	7.30		42,708	7.30
$5.79	147,083	7.08		114,166	7.08
	74,787,444	8.83	$73,255	40,996,012	8.66	$29,805

Included in cost of revenues and expenses is $4,288,044 and $2,723,377 of stock-based compensation for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, this amount includes $(2,196) of stock-based compensation related to non-employees, $4,288,307 related to employees and $1,933 related to warrants. At December 31, 2008, this amount includes $36,820 of stock-based compensation related to non-employees, $2,595,755 related to employees, $66,000 related to restricted stock and $24,802 related to the warrants.

The following table presents stock-based compensation expense included in the Consolidated Statements of Operations related to employee and non-employee stock options, restricted shares and warrants as follows as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Cost of revenue	$(1,793)	$84,106
Sales and marketing	1,272,185	700,340
Product development	84,965	18,501
General and administrative	2,932,687	1,920,430
Total stock-based compensation	$4,288,044	$2,723,377

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period, generally the vesting period of the equity grant.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes valuation model with the following assumptions (weighted-average) at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Risk-free interest rate	2.41%	2.16%
Expected lives	6.10 Years	5.91 Years
Expected volatility	71.03%	75.84%
Dividend yields	0%	0%

The weighted-average grant date fair value of the options granted during the years ended December 31, 2009 and 2008 were $0.06 and $0.14, respectively.

On December 2, 2008, the Company granted, under the Non-Qualified Plan, certain employees options to purchase 14,991,620 shares of Company common stock.  These options will only vest with a change in control of the Company, as defined in the option agreement.  As the condition for vesting is not probable, the Company has not recognized any compensation expense related to these options at December 31, 2009.  At December 31, 2009, 12,708,340 of these options remain outstanding.

At December 31, 2009, there was $2,020,730 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the plans.  This cost is expected to be recognized over the weighted average period of 1.99 years.

During 2008, the Company accelerated vesting for certain employees who terminated their employment and modified the terms of other options.  As a result, of these modifications the Company recognized additional compensation expense of $202,865 for the year ended December 31, 2008.

The Company did not realize any tax benefits from tax deductions of stock-based payment arrangements during the years ended December 31, 2009 and 2008.

Stock-based compensation expense related to stock options granted to non-employees is recognized as earned.  In accordance with ASC Topic 505-50, the Company re-values the non-employee stock-based compensation, at each reporting date, using the Black-Scholes pricing model.  As a result, stock-based compensation expense will fluctuate as the estimated fair market value of the Company’s common stock fluctuates.  The Company recorded stock-based compensation expense related to non-employees of $(2,196) and $36,820 for the years ended December 31, 2009 and 2008, respectively.

A summary of outstanding Common Stock Warrants included those issued as non-employee compensation as of December 31, 2009 is as follows:

Securities into which warrants are convertible and reference	Shares	Exercise Price	Expiration Date
Common Stock- Non-employee compensation	300,000	$1.75	February 2013
Common Stock- Non-employee compensation	80,000	$0.20	February 2013
Common Stock- Investors in public offering	3,133,333	$1.72	October 2011
Common Stock- Series A preferred stock units. See Note 9.	56,522,344	$0.20	December 2013
Common Stock- Non-employee compensation. See Note 9.	6,665,343	$0.20	December 2013
Common Stock- Non-employee compensation	50,000	$0.20	November 2013
Common Stock- See note below	600,000	$0.20	March 2014
Total	67,351,020

In March 2009, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.20 to Silicon Valley Bank in connection with the Loan and Security Agreement. Utilizing the Black-Scholes option pricing model and an assumed estimated volatility of 75%, an assumed contractual life of two and one-half years, an assumed zero dividend rate an assumed 1.27% risk-free interest rate, and an assumed fair value of the Company stock of $0.20 per share on the date of issuance, the Company determined the allocated fair value of these warrants that are exercisable for 600,000 shares of the Company’s common stock to be $33,794. This amount was recorded as line of credit fees.

In January 2007, in conjunction with a strategic alliance agreement, the Company issued warrants to purchase 166,667 shares of its common stock at an exercise price of $3 per share to a company. In February 2009, these warrants expired and they were canceled.

In December 2007, the Company entered into an exclusive relationship with a publisher to sell the publisher's advertising in the U.S. Included in the agreement, in February 2008, the Company granted the publisher 300,000 shares of restricted stock, which had a value of $66,000. In 2009, the shares were no longer restricted.

In February 2008, the Company issued warrants to purchase 470,000 shares of the Company's common stock with an exercise price of $1.75 in exchange for services rendered to the Company, of which 90,000 were later forfeited. Of the remaining 380,000 shares, 80,000 were modified as the exercise price decreased to $0.20. In November 2008, the Company entered into a financial advisor agreement and issued a warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $1.75 per share. The warrant was subsequently modified as the exercise price decreased to $0.20. The warrants had a one-year vesting period and in December 2009 were fully vested. The fair value of the warrants was determined using the Black-Scholes valuation model with the weighted-average assumptions previously discussed. Stock-based compensation expense for the years ended December 31, 2009 and 2008 was $1,933 and $24,802, respectively.

11.	Income Taxes

    The provision for income taxes consists of the following for the years ended December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Currently payable (refundable):
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$—	$—

    A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate (34%) to the net loss before provision for income taxes for the years ended December 31, 2009 and 2008 is as follows:

	December 31,	December 31,
	2009	2008
Provision for income taxes at federal statutory rate	$(5,281,804)	$(5,769,795)
Expenses not deductible	97,747	150,665
Provision to return reconciliation	355,590	(234,301)
Change in federal valuation allowance	4,828,467	5,853,431
Provision for income taxes	$—	$—

    As of December 31, 2009, the Company had approximately $45,591,000 of federal and $45,589,000 state operating loss carryforwards potentially available to offset future taxable income.  These net operating loss carryforwards are expected to expire as follows:

Year Ended:	Federal	State
2013	$—	$21,000
2014	—	357,000
2015	—	1,804,000
2016	—	4,918,000
2017	—	15,014,000
2018	—	12,912,000
2019	—	10,563,000
2023	21,000	—
2024	366,000	—
2025	1,793,000	—
2026	4,920,000	—
2027	15,016,000	—
2028	12,912,000	—
2029	10,563,000	—
	$45,591,000	$45,589,000

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes (as defined in the Act) that could limit the Company’s ability to utilize these carryforwards.  Prior equity financings may significantly limit the Company’s ability to utilize the net operating loss carryforwards.

The components of the deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating losses	$18,136,875	$14,342,608
Depreciation and amortization	103,259	70,424
Stock-based compensation	2,915,556	1,205,972
Reserves and accruals	100,358	146,597
Deferred revenue	-	45,513
Total deferred tax asset	21,256,048	15,811,114
Valuation allowance	(21,256,048)	(15,811,114)
Net deferred tax assets	$—	$—

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

    Tax years that remain open for examination are 2005, 2006, 2007, 2008 and 2009.

    The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

12.	Warrant Liability

As discussed in Note 8, in two separate closings, on April 18, 2008 and June 30, 2008, the Company sold the 2008 Notes and the 2008 Warrants.  The 2008 Warrants had a five-year term and were exercisable after 181 days from issuance until April 18, 2013 at an exercise price of $1.75 per share. The 2008 Warrant contained a net cash settlement feature, which was available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants were required to be classified as a liability at their current fair value estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported as interest expense.  Accordingly, we recorded a reduction in interest expense of $226,008 for the year ended December 31, 2008. The decrease represents the change in fair value of the warrant liability from the date of issuance, April 18, 2008, through December 12, 2008, the date the warrants were exchanged for Company common stock. See Note 8.  The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of December 12, 2008 were as follows:

December 12,
2008
Aggregate fair value	$97,437
Expected volatility	78.12%
Weighted average remaining contractual term(years)	4.47
Risk-free interest rate	1.93%
Expected dividend yield	0%
Common stock price	$0.16

13.	Loss on Debt Extinguishment

In December 2008, the Company repurchased all of its then outstanding convertible debt and related detachable warrants.  The repurchase occurred with a combination of cash payments totaling $6,548,316 and exchanges of convertible debt and warrants for either new Series A preferred stock and warrants or common stock.

The Company recorded a loss on the extinguishment as follows:

			Fair Value of
			Series A	Fair Value
			Preferred	of Common
	Net Carrying	Cash	Stock Units	Stock	Loss on Debt
Description	Amount	Payment	Issued	Issued	Extinguishment
Conversion of 6% convertible notes into 410,887 preferred stock units	$1,135,221	$—	$(1,643,549)	$—	$(508,328)
Conversion of 15% convertible notes into 1,029,406 preferred stock units	3,457,321	—	(4,117,624)	—	(660,303)
Exchange of liability classified warrants for common stock	97,437	—	—	(559,682)	(462,245)
Repurchase of 6% convertible notes	6,124,399	(6,414,187)	—	—	(289,788)
Write-off of unamortized issuance costs	(816,168)	—	—	—	(816,168)
	$9,998,210	$(6,414,187)	$(5,761,173)	$(559,682)	$(2,736,832)

14.	Related Party Transactions

    The following is the activity between the Company and stockholders related to non-interest bearing notes receivable as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Beginning balance	$18,910	$18,910
Write-off of notes receivable	(18,910)	---
Notes receivable from stockholders	$ ---	$18,910

    The following is the activity between the Company and a stockholder related to amounts due to this individual as of December 31, 2009 and 2008:

	December 31,		December 31,
	2009		2008
Beginning balance	$	---	$	---
Amounts received by the Company		---		610,000
Amounts repaid by the Company		---		(400,000)
Amounts converted to convertible original issue discount notes		---		(210,000)
Due to stockholder	$	---	$	---

15.	Cash Flow Information

    Cash paid during the years ended December 31, 2009 and 2008 is as follows:

	December 31,	December 31,
	2009	2008
Interest	$61,139	$629,843
Income taxes	$—	$—

   Supplemental disclosure of non-cash investing and financing activities for the years ended December 31, 2009 and 2008 is as follows:

	December 31,		December 31,
	2009		2008
Issuance of warrants to Silicon Valley Bank		$33,794	$ ---
Conversion of Convertible Promissory Notes into common stock	$	---	$40,000
Issuance of common stock for warrants	$	---	$559,899
Issuance of Series A preferred stock units for the extinguishment of debt	$	---	$5,761,173
Issuance of common stock to a publisher	$	---	$102,000
Convertible notes issued upon conversion of amounts due to stockholder	$	---	$210,000
Beneficial conversion feature associated with convertible notes	$	---	$772,500
Decrease in warrant liability	$	---	$115,147
Issuance of common stock for warrants	$	---	$236
Initial recording of warrant liability	$	---	$213,175

16.	Quarterly Financial Data (Unaudited)

	December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$1,388,420	$2,282,325	$1,725,499	$2,286,695

Cost of revenues and expenses	5,806,599	4,907,427	6,023,914	6,461,128
Operating loss	(4,418,179)	(2,625,102)	(4,298,415)	(4,171,434)

Other income (expense):
Interest income	5,400	3,153	4,323	2,034
Miscellaneous income	---	71,874	502	29
Interest expense	(888)	(31,715)	(37,879)	(35,422)
Total other income (expense)	4,512	43,312	(33,054)	(33,359)

Net loss before provision for income taxes	(4,413,667)	(2,581,790)	(4,331,469)	(4,207,793)
Provision for income taxes	—	—	—	—
Net loss	$(4,413,667)	$(2,581,790)	$(4,331,469)	$(4,207,793)

Net loss per share – basic and diluted	$(0.15)	$(0.09)	$(0.15)	$(0.14)

Shares used to compute net loss per share – basic and diluted	29,224,284	29,229,224	29,229,284	29,230,143

	December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$657,150	$1,282,439	$2,786,139	$2,975,871

Cost of revenues and expenses	4,272,216	4,200,764	5,147,610	8,887,427
Operating loss	(3,615,066)	(2,918,325)	(2,361,471)	(5,911,556)

Other income (expense):
Interest income	4,525	5,659	5,662	7,392
Miscellaneous income	100	—	—	278,640
Interest expense	(568,957)	(649,386)	(893,227)	(353,975)
Total other income (expense)	(564,332)	(643,727)	(887,565)	(67,943)

Net loss before provision for income taxes	(4,179,398)	(3,562,052)	(3,249,036)	(5,979,499)
Provision for income taxes	—	—	—	—
Net loss	$(4,179,398)	$(3,562,052)	$(3,249,036)	$(5,979,499)

Net loss per share – basic and diluted	$(0.17)	$(0.14)	$(0.13)	$(0.23)

Shares used to compute net loss per share – basic and diluted	25,298,310	25,483,475	25,494,739	26,266,004

17.	Subsequent Events

    Note and Warrant Purchase Agreement

On March 25, 2010, we entered into a Note and Warrant Purchase Agreement (the “March 2010 Purchase Agreement”) by and among the Company, Panorama Capital, L.P. (“Panorama Capital”), Rustic Canyon Ventures III, L.P. (“Rustic”), Rembrandt Venture Partners Fund Two, L.P. (“Rembrandt Fund Two”) and Rembrandt Venture Partners Fund Two-A, L.P. (“Rembrandt Fund Two-A” and, together with Rembrandt Fund Two, Panorama Capital and Rustic, the “Lead Investors”). Pursuant to the Purchase Agreement, we may issue and sell, in one or more closings, up to $2,985,000 in aggregate principal amount of subordinated secured convertible promissory notes (“Notes”) and related warrants (“Warrants”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock for an aggregate total consideration of $3,000,000 (the “Total Offering”).

 At the initial closing on March 26, 2010 (the “First Closing”), the Company sold to the Lead Investors (i) Notes in the aggregate principal amount of $2,376,494 and (ii) Warrants to purchase 23,884,359 shares of common stock. The Company received approximately $2.4 million in gross proceeds at the First Closing. At one or more subsequent closings (“Subsequent Closings” and together with the First Closing, collectively, the “Closings” and individually, a “Closing”) to be held prior to May 10, 2010, the Company may sell additional Notes in the aggregate principal amount of $608,506.21 and Warrants to purchase 6,115,641 shares of Common Stock. Only current holders of outstanding shares of the Company’s Series A preferred stock, par value $0.001 per share (“Series A Preferred”), and such additional investors as are acceptable to investors holding then outstanding Notes representing at least 66-2/3% of the then outstanding aggregate principal amount of all Notes issued under the Purchase Agreement may participate in any Subsequent Closings.

 Each Note issuable to an investor under the March 2010 Purchase Agreement has a principal amount equal to 99.5% of the total consideration paid by that investor. Each Note is convertible into shares of a new series of preferred stock, par value $0.001 per share, designated as Series B Preferred Stock (“Series B Preferred”). The initial conversion price for any Note issuable prior to the effectiveness of the Reverse Stock Split (as defined below) is $1.00 per share. The Notes are secured by a first priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement entered into between the Company and the collateral agent for the investors. Pursuant to a Subordination Agreement between Silicon Valley Bank and the collateral agent for the investors, the security interest securing the Notes is subordinate to the lien of Silicon Valley Bank under the Amended and Restated Loan and Security Agreement, by and between the Company and Silicon Valley Bank, dated as of November 25, 2009, as amended. The Notes require the Company to comply with certain negative covenants relating to, among other things, the creation of liens, incurring of indebtedness, use of proceeds to pay senior debt and entering into or engaging in any business other than that carried on at the date of the First Closing. In addition, the Notes contain customary events of default. Upon the occurrence of an uncured event of default, among other things, the Lead Investors may declare that all amounts owing under the Notes are due and payable.

Under the terms of the Company’s investor’s rights agreement by and among the Company and the holders of the Series A Preferred, the Company has offered to each holder of Series A Preferred the right to purchase its pro rata share of the Total Offering. If any holder of Series A Preferred does not purchase such holder’s full pro rata share of the Total Offering, (i) the rights to purchase any shortfall shall be immediately offered on a pro rata basis to the then holders of Series A Preferred who are paying their respective pro rata rate of the Total Offering, and (ii) any such non-participating holder shall have his Series A Preferred converted into Common Stock at the then-applicable conversion price (the “Forced Conversion”). Any holder of Series A Preferred who purchases any non-participating holder’s interest in the Total Offering, shall receive, in addition to Notes and Warrants, an amount of Series A Preferred equal to the number of shares of Series A Preferred of the non-participating holder.

Each share of Series B Preferred is convertible into 20 shares of common stock, subject to certain anti-dilution and other adjustments as set forth in the certificate of designation of the Series B Preferred stock. Holders of Series B Preferred shall have voting rights and shall be entitled to vote, on an as converted basis as set forth in the certificate of designation, together with the holders of common stock as a single class with respect to any matter upon which holders of common stock have the right to vote. The Series B preferred stock will have a liquidation preference of $1.00 per share and shall be entitled to receive dividends, prior and in preference to any declaration or payment of any dividend on the common stock or the Series A Preferred, at the rate of $0.004 per share per annum, when and if any such dividends are declared by the board of directors of the Company. The Company will be required to obtain the consent of the holders of at least two-thirds of the outstanding shares of Series B preferred stock prior to taking certain actions.

    Stock Split and Related Matters

After the First Closing under the Purchase Agreement, and following the filing of the certificate of designation for the Series B Preferred and the expiration of applicable notice periods required by the rules and regulations of the SEC (including Rule 10b-17 under the Exchange Act) and the rules and regulations of FINRA, the Company shall file with the Secretary of State of the State of Delaware a Certificate of Amendment of the Certificate of Incorporation in order to effect a reverse stock split of the Company’s Common Stock at an exchange ratio of 5 to 1 (the “Common Reverse Stock Split”) and a reverse stock split of the Company’s Preferred Stock at an exchange ratio of 2 to 1 (the “Preferred Reverse Stock Split,” and, together with the Common Reverse Stock Split, collectively, the “Reverse Stock Split”).

Settlement of Dispute with Publisher

On March 25, 2010, the Company settled an outstanding dispute with a former publisher regarding an unpaid minimum guarantee for the fourth quarter of 2009. As a result of the settlement, the Company experienced a $1,759,196 reduction in cost of revenues which was reflected in the consolidated financial statements.